Form 10-Q
period 1997-06-30
GULF CANADA RESOURCES LTD
filed 1997-08-14
CIK 316456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1997
              --------------------------------------------
                                       OR

          ( ) TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________________ to _____________

                         COMMISSION FILE NUMBER 316456

                         GULF CANADA RESOURCES LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     CANADA
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   98-0086499
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               ONE NORWEST CENTER
                        1700 LINCOLN STREET, SUITE 5000
                          DENVER, COLORADO  80203-4525
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                            TELEPHONE (303) 813-3800
               (REGISTRANT'S TELEPHONE CODE, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   (X) YES   ( ) NO

ON AUGUST 11, 1997, THERE WERE 269,540,646 ORDINARY SHARES ISSUED AND
OUTSTANDING.

                         GULF CANADA RESOURCES LIMITED

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART I.   FINANCIAL INFORMATION:

Item 1.   Unaudited Consolidated
          Financial Statements                                          3-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8-10

PART II.  OTHER INFORMATION                                             11-13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         GULF CANADA RESOURCES LIMITED

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                              JUNE 30, 1997      Dec. 31, 1996
--------------------------------------------------------------------------------------------------------------
  (millions of Canadian dollars)                                               (UNAUDITED)
==============================================================================================================
ASSETS
  CURRENT
  Cash and short-term investments                                                $      44          $      53
  Accounts receivable                                                                  275                299
  Other                                                                                108                 82
--------------------------------------------------------------------------------------------------------------
                                                                                       427                434

  INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS                                       363                375
  PROPERTY, PLANT AND EQUIPMENT                                                      5,725              3,413
--------------------------------------------------------------------------------------------------------------
                                                                                 $   6,515          $   4,222
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT
  Short-term loans                                                               $   1,022          $     223
  Accounts payable                                                                     316                277
  Current portion of other long-term liabilities                                        24                 22
  Other                                                                                121                 90
--------------------------------------------------------------------------------------------------------------
                                                                                     1,483                612

  LONG-TERM DEBT                                                                     2,036              1,398
  OTHER LONG-TERM LIABILITIES                                                          215                187
  DEFERRED INCOME TAXES                                                              1,298                763
  MINORITY INTEREST                                                                     32
--------------------------------------------------------------------------------------------------------------
                                                                                     5,064              2,960
--------------------------------------------------------------------------------------------------------------

  SHAREHOLDERS' EQUITY
  Share capital
      Senior preference shares                                                         577                577
      Ordinary shares                                                                  846                599
  Contributed surplus                                                                   73                 80
  Retained earnings (deficit)                                                          (67)               (20)
  Foreign currency translation adjustment                                               22                 26
--------------------------------------------------------------------------------------------------------------
                                                                                     1,451              1,262
--------------------------------------------------------------------------------------------------------------
                                                                                 $   6,515          $   4,222
==============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                         GULF CANADA RESOURCES LIMITED

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                        AND RETAINED EARNINGS (DEFICIT)




                                                           Three months                    Six months
                                                           ended June 30,                 ended June 30,
                                                         1997          1996             1997         1996
==========================================================================================================
(millions of Canadian dollars)                          (Unaudited)
EARNINGS (LOSS)

REVENUES
  Net oil and gas                                       $   290        $   202          $   548      $   397
  Net gain on asset disposals                                41              5               48            5
  Other                                                      11             10               35           20
------------------------------------------------------------------------------------------------------------
                                                            342            217              631          422
------------------------------------------------------------------------------------------------------------
EXPENSES
  Operating  - production                                   101             75              182          140
             - other                                          3              4                5            6
  Exploration                                                30             11               51           39
  General and administrative                                 16             13               29           26
  Depreciation, depletion and amortization                  127             52              226          141
  Restructuring charges                                       4              0                5            0
  Finance charges, net                                       56             33              111           21
  Income tax expense                                         19             11               58           24
------------------------------------------------------------------------------------------------------------
                                                            356            199              667          397
------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FOR THE PERIOD                          $   (14)       $    18          $   (36)     $    25
============================================================================================================
RETAINED EARNINGS (DEFICIT)

BALANCE, BEGINNING OF PERIOD                            $   (48)       $    12          $   (20)     $    14
  Earnings (loss) for the period                            (14)            18              (36)          25
  Dividends declared on preference shares                    (5)            (7)             (11)         (16)
------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                  $   (67)       $    23          $   (67)     $    23
============================================================================================================
PER SHARE INFORMATION

  EARNINGS (LOSS) (dollars per share)                   $ (0.07)       $  0.05          $ (0.18)     $  0.04
============================================================================================================


    Earnings (loss) per share is after deduction of senior preference share dividends (but does not include the special dividends for payment of arrears which have been charged to contributed surplus). This per share amount was calculated based upon the following:

Average number of ordinary share outstanding:


(millions)
                                                        268.8          241.8          266.7         232.5
==========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                         GULF CANADA RESOURCES LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months
                                                                                ended June 30,
                                                                               1997          1996
=================================================================================================
(millions of Canadian dollars)                                              (Unaudited)
  OPERATING ACTIVITIES
  EARNINGS (LOSS) FOR THE PERIOD                                            $   (36)     $     25
  NON-CASH ITEMS INCLUDED IN EARNINGS (LOSS):
    Depreciation, depletion and amortization                                    226           141
    Net gain on asset disposals                                                 (48)           (5)
    Exploration expense                                                          51            39
    Deferred income taxes                                                        37            16
    Other                                                                        16             0
-------------------------------------------------------------------------------------------------
  CASH GENERATED FROM OPERATIONS                                                246           216
  Other long-term liabilities                                                    (7)           (9)
  Changes in non-cash working capital                                            55           (12)
  Other, net                                                                      1            (2)
-------------------------------------------------------------------------------------------------
                                                                                295           193
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Proceeds on asset disposals                                                     73            35
 Acquisitions                                                                (1,066)           (4)
 Capital expenditures and exploration expenses                                 (551)         (338)
 Changes in non-cash working capital                                            (15)          (39)
 Other, net                                                                      72            (2)
-------------------------------------------------------------------------------------------------
                                                                             (1,487)         (348)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Short-term loans                                                              791            40
  Proceeds from issue of long-term debt                                         429           167
  Long-term debt repayments                                                    (260)         (169)
  Issue of equity                                                               240           133
  Regular dividends declared on preference shares                               (11)          (16)
  Special dividends declared on preference shares                                (7)           (5)
  Changes in non-cash working capital                                             0            (1)
  Other                                                                           1             0
-------------------------------------------------------------------------------------------------
                                                                              1,183           149
-------------------------------------------------------------------------------------------------
  DECREASE IN CASH AND CASH EQUIVALENTS                                          (9)           (6)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               53            14

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    44      $      8
=================================================================================================




The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                         GULF CANADA RESOURCES LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to the shareholders. The unaudited financial statements contained herein are prepared in accordance with U.S. generally accepted accounting principles; whereas the latest annual report was prepared in accordance with Canadian generally accepted accounting principles. As such, certain amounts in the financial statements contained herein may appear materially different from amounts contained in the latest annual report and the financial results for the six months ended June 30, 1997 prepared under Canadian generally accepted accounting principles. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.


2.       ACQUISITION OF CLYDE PETROLEUM PLC

         In the first quarter of 1997 Gulf completed the acquisition of Clyde Petroleum plc (Clyde) for a net cash cost of $1,055 million and the assumption of $449 million of long-term debt ($308 million net of cash). The acquisition has been accounted for by the purchase method and, accordingly, the purchase price has been allocated to Clyde's assets and liabilities based on their fair values. A value of $1,592 million has been assigned to property, plant and equipment; $449 million of the difference has been allocated to long-term debt and the
         remainder to other assets and liabilities.   The acquisition was
         financed with the issue of 23 million Gulf ordinary shares for net proceeds of $232 million (US$173 million) on January 15, 1997; and with US$225 million of 8.25 percent senior notes due 2017 issued on March 21, 1997 for net proceeds of $307 million. Gulf also drew $839 million on a borrowing facility to partially finance the acquisition, to repay $223 million of other short-term debt and for other operating requirements. As a result of the acquisition Gulf also acquired a US$200 million long-term bank facility within Clyde and repaid US$150 million of privately placed notes.

         The following presents the pro forma results of operations for the six months ended June 30, 1997 and the comparative six months ended June 30, 1996, as though the companies had combined as of January 1, 1997 and 1996, respectively.


                                                                  Six months ended June 30,
                                                                    1997            1996
===========================================================================================
(millions of Canadian dollars, except per share amounts)                (unaudited)
NET OIL AND GAS REVENUES                                          $  609          $   558
EARNINGS (LOSS)                                                      (27)              49
EARNINGS (LOSS) PER ORDINARY SHARE                                $(0.14)           $0.13

3.       ACQUISITION AGREEMENT

         In July 1997, Gulf and Stampeder Exploration Ltd. entered into an agreement for Gulf to acquire all of the outstanding shares of Stampeder. Each Stampeder share will be exchanged for 0.69124 of an ordinary share of Gulf. The agreement has been approved by the Boards of Directors of Gulf and Stampeder and is subject to 66 2/3 percent of Stampeder shares being tendered to the offer.



4.       CAPITALIZATION

         On July 18, Gulf restructured and syndicated the majority of the short-term portion of its debt into a $966 million (US$700 million) long-term bank facility. As a result of this restructuring, Gulf reduced its short-term debt maturities to $332 million (US$240 million).



5.       CONTINGENCIES AND OTHER MATTERS

         As part of Gulf's upstream operations and as a result of certain discontinued downstream operations, Gulf has ongoing site restoration and remediation responsibilities. Site restoration costs within upstream operations involve the surface clean- up and reclamation of wellsites and field production facilities to ensure that they can be safely returned to appropriate alternative land uses. In addition, over the long-term, certain plant facilities will require decommissioning which will involve dismantling of facilities as well as the decontamination and reclamation of these lands. Total anticipated future costs, given Gulf's current inventory of wells and facilities, is in the order of $220 million over the next twenty years. Gulf has accrued $79 million ($11 million as current) for future upstream site restoration costs and continues to accrue these costs on a consistent basis.

         There have been no other significant subsequent developments relating to the downstream potential liabilities since year end, and as such the estimated costs and associated accrual have not changed materially since year end.

         Gulf is involved in various litigation, regulatory and other environmental matters in the ordinary course of business. In management's opinion, an adverse resolution of these matters would not have a material impact on operations or financial position.



6.       ISSUANCE OF NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128. "Earnings Per Share", which is effective for interim periods and annual financial statements ending after December 15, 1997. Early adoption of the statement is not permitted. The Company believes that adoption of the statement will not have a material effect on its earnings per share disclosures.

         Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

         This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Gulf's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of Gulf for future operations and covenant compliance, are forward-looking statements. Although Gulf believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from Gulf's expectations ("Cautionary Statements") are disclosed below and elsewhere in this document. All subsequent written and oral forward-looking statements attributable to Gulf or persons acting on its behalf are expressly qualified by the Cautionary Statements.

FINANCIAL REVIEW

         The following discussion and analysis has been prepared based upon the financial results of operations as presented in this document, which were prepared in accordance with U.S. generally accepted accounting principles. A discussion and analysis of financial results of operations for the same period prepared in accordance with Canadian generally accepted accounting principles has been distributed to Gulf's shareholders. All dollar amounts set forth herein are in Canadian dollars, except where otherwise indicated.

         Gulf follows the successful efforts method of accounting for oil and gas exploration and development costs. The initial acquisition costs of oil and gas properties and the costs of drilling and equipping successful exploratory wells are capitalized. The costs of unsuccessful exploration wells are charged to earnings. All other exploration costs are charged to earnings as incurred. All development costs, including the costs of liquid injectants used in enhanced oil recovery projects, are capitalized. Maintenance and repairs are charged to earnings; renewals and betterments, which extend the economic life of the assets, are capitalized. Capitalized costs of proved oil and gas properties are amortized using the unit-of-production method based on estimated proved oil and gas reserves. Depreciation of plant and equipment is based on estimated remaining useful lives of the assets using either the straight-line method or the unit-of-production method based on estimated proved oil and gas reserves. Individually insignificant unproved properties are amortized on a group basis at rates determined after considering past experience and lease terms. As changes in circumstances warrant, the net carrying values of proved properties, plant and equipment are assessed to ensure that they do not exceed future cash flows from use. Capitalized costs of significant unproved properties are also assessed regularly to determine whether an impairment in value has occurred.

         Gulf's revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the control of Gulf.


CASH GENERATED FROM OPERATIONS & EARNINGS (LOSS)

         Net oil and gas revenues for the six months ended June 30, 1997 rose $151 million to $548 million, representing a 38 percent increase over revenues of $397 million for the first half of 1996. This increase was offset partially by Gulf's hedging program ($31 million) and by a rise in royalties of $27 million. For the second quarter, Gulf realized an $88 million increase in net oil and gas revenues from $202 million in 1996 to $290 million in 1997. This increase was due primarily to higher volumes from the first-quarter acquisition of Clyde Petroleum plc (48,000 barrels of oil equivalent per day (boe/d)). The second-quarter increase was offset partly by volume declines of 9,000 boe/d in Western Canada. Revenues for the quarter were buoyed by higher average liquids and natural gas prices. After hedging, the Company realized an average price of $25.09 per barrel for its liquids in the second quarter of 1997 compared to $24.07 per barrel in the second quarter of 1996, and $1.96 per thousand cubic feet for gas compared to $1.67.

         Gulf's cash generation rose to $246 million for the first six months of 1997, representing a $30 million improvement over the same period last year. Higher cash generation from operations was offset partially by higher interest expenses, increased general and administrative expenses associated with the Clyde acquisition and the impact of corporate hedging activities.

         On a segmented basis, Western Canadian conventional oil and gas operations generated $237 million for the first six months of 1997 versus $230 million for the same period in 1996, while Gulf's Syncrude interest generated $33 million cash during the first six months of 1997, up from $27 million for the first half of 1996. In Indonesia, six-month cash generation increased by $21 million to $47 million in 1997, reflecting the additional assets acquired as part of the Clyde acquisition as well as new production from the Kakap block. Cash generated from Gulf's North Sea operations included $39 million from the United Kingdom and $30 million from the Netherlands. Cash generated from Australia was $8 million. For the majority of Gulf's international assets, there are no pre-1997 figures for comparison since, with the exception of Indonesia, Gulf's current international production is related to the Clyde acquisition.

         The Company had a loss of $36 million for the six-month period ended June 30, 1997, compared with earnings of $25 million during the first half of 1996. Earnings for the first half of 1996 included $39 million of interest income related to a tax refund. Same-period earnings
         (loss) this year included $48 million in gains on the sale of assets. As expected, asset sales, plant turnarounds and planned maintenance at Syncrude contributed to a net loss of $14 million in the second quarter of 1997 compared with earnings of $18 million in the second quarter of last year. The decrease in second-quarter earnings included the effect of a $75 million increase in depreciation, depletion and amortization, again reflecting the Clyde acquisition as well as the purchase of Western Canadian assets in mid-1996. Second-quarter earnings (loss) in 1997 were impacted as well by a $19 million rise in exploration expenses, increased interest expenses, higher general and administrative expenses and corporate hedging.

         Exploration expenses increased by $12 million to $51 million for the first half of 1997 due to increased exploration activity, largely in Western Canada. The increase was concentrated in the second quarter, as exploration expenses rose $19 million from the second quarter of 1996 to $30 million for the same period in 1997. Production costs for the first half of 1997 rose to $182 million from $140 million during the same period last year, reflecting increased workover and plant turnaround projects in Western Canada. On a unit of production basis, costs were $6.32 per boe during the first half of 1997 compared with $6.21 per boe for the first half of 1996.

         General and administrative expenses increased $3 million to $29 million, related primarily to Clyde's continuing operations. On a unit of production basis, G & A costs decreased to $ 1.02 per boe from $1.16 per boe for the same period a year ago. Restructuring charges of $5 million reflect organizational changes.

         Depreciation, depletion and amortization charges rose from $141 million in the first half of 1996 to $226 million in the first half of 1997. Of the $85 million increase for the first half of the year, $62 million, or 73 percent, was attributable to the acquisition of Clyde. The balance related primarily to an increase in conventional crude oil production and higher depletion rates in Western Canada. DD&A rose from $52 million in the second quarter of 1996 to $127 million in the second quarter of 1997.

         Finance charges for the first half of 1997 were $111 million, up $90 million from the first six months of 1996. On a quarterly basis, net finance charges rose to $56 million in 1997 versus $33 million in 1996, due to higher debt levels. For the first half of 1997, the Company incurred short-term net interest expense of $13 million, compared with $39 million in interest earned during the first half of 1996 related to a tax refund. In addition, interest expenses on long-term debt rose from $22 million in the first half of 1996 to $72 million in the first half of 1997. Higher nondeductible charges under Canadian tax law and a relatively high international tax burden, which included the petroleum revenue tax in the United Kingdom, also increased the Company's overall effective tax rate.

         NET CASH FLOW AND FINANCIAL POSITION

         Gulf's acquisitions, totaling $1,066 million for the first half of 1997, were the most significant investing activity. Capital expenditures and exploration expenses were $551 million for the first half of 1997, representing a 63 percent increase over expenditures of $338 million for the same period in 1996. Western Canada accounted for $263 million, down $7 million over 1996. Additionally, Gulf spent $33 million on Syncrude, $146 million in Indonesia and $89 million on other international projects. For the first six months, the Company received $73 million in proceeds from asset sales compared with $35 million in 1996. Gulf continued to repay arrears dividends on its preferred shares, totaling $7 million for the first half of 1997, in addition to ongoing regular dividends. Total dividends for the first six months of 1997 were $18 million compared with $22 million for the same period in 1996, reflecting lower interest rates during the first half of this year.

         Gulf's financing activities for the Clyde acquisition increased short-term loans by $799 million (including an $8 million foreign translation loss) for the first six months of 1997, compared to an increase of $40 million over the same period in 1996. Proceeds from the issue of long-term debt were $429 million and debt repayments totaled $260 million versus $167 million and $169 million respectively during the first half of 1996. In addition, Gulf realized proceeds from the issue of equity totaling $240 million for the first half of 1997 compared with $133 million for the same period in 1996. On July 18, Gulf restructured and syndicated successfully the majority of the short-term portion of its debt maturities into a $966 million bank facility. As a result of this restructuring, Gulf reduced its short-term debt maturities to $332 million. The $32 million minority interest relates to the new SGS Limited Partnership established at the end of June.


OUTLOOK

         The Company is preparing to take public approximately 20 percent of its Indonesian subsidiary. Projected proceeds from this offering, together with planned Western Canada asset sales, will be used to repay debt (target year-end net debt of approximately $2.2 billion).

         Gulf plans to issue new shares to finance the acquisition of Stampeder Exploration Ltd. In addition, Gulf has received an independent valuation of its assets in the Zama/Virgo area and intends to sell these assets, with proceeds from the sale targeted toward repayment of the debt acquired in the Stampeder acquisition.


         As part of its reorganization, Gulf is proceeding with several prominent companies to form new service organizations with greater competitive focus and improved profitability. Gulf's marketing group and IPL Energy Inc. have formed an independent venture that will be the largest crude oil and liquids marketer in Canada. Gulf's marketing group has also signed a letter of intent with MCN Investment Corporation to form Gulf-CoEnergy Services in order to provide full-service gas marketing to Gulf and other North American gas producers.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

All holders of Ordinary Shares of the Corporation at the close of business on March 26, 1997 received a copy of the Management Proxy Circular regarding the following matters voted on at the annual and special meeting of shareholders held on April 30, 1997:

1.       The election as director of all twelve nominees as listed below:

Name                              For                       Withheld
----                              ---                       --------
R.H. Allen                        179,438,366               9,090
J.P. Bryan                        179,438,074               9,382
M.G. DeGroote                     179,431,803               15,653
S.H. Hartt                        179,433,000               14,456
S.H. Hefner, Jr.                  179,437,661               9,795
H.E. Joudrie                      179,434,179               13,277
T. M. Long                        179,432,675               14,781
D. F. Mazankowski                 179,429,222               18,234
A.H. Michell                      179,438,497               8,959
H. M. Neldner                     179,438,537               8,919
W. O'Donoghue                     179,438,338               9,118
R. N. Robertson                   179,438,338               9,118

2. The appointment of Ernst & Young as auditors, with remuneration to be fixed by the directors.
For:     178,777,486      Against:         669,451          Withheld:        519

3.       The reservation of an additional 6,000,000 Ordinary Shares for issuance under the Incentive Stock Option Plan (1994):
For:     159,245,319      Against:         20,201,794       Withheld:        343

No other matters were brought up at the meeting.

ITEM 5:  OTHER INFORMATION
None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
a. Exhibits
The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

Exhibit

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession*

(3)      Articles of Incorporation and By-laws

         3.1     Articles of Incorporation of the Registrant
         3.2     By-laws of the Registrant

(4)      Instruments defining rights of security holders, including indentures

         4.1 Indenture between the Registrant and Chase Manhattan Bank dated July 1, 1989 pertaining to the Registrant's 9% Debentures due 1999 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 33- 30138)

         4.2 Indenture between the Registrant and The Bank of New York dated January 27, 1994 pertaining to the Registrant's 9- 1/4% Senior Subordinated Debentures due 2004 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 33-73252)

         4.3 Indenture between the Registrant and The Bank of New York dated July 5, 1995 pertaining to the Registrant's 9-5/8% Senior Subordinated Debentures due 2005 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 33-93452)

         4.4 Indenture between the Registrant and The Bank of New York dated August 7, 1996 pertaining to the Registrant's 8.35% Senior Notes due 2006 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 333-5332)

         4.5 Indenture between the Registrant and The Bank of New York dated March 21, 1997 pertaining to the Registrant's 8- 1/4% Senior Notes due 2017 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 333-6608)

(10)     Material Contracts

         10.1 Pre-Merger Agreement dated July 27, 1997 between the Registrant and Stampeder Exploration Ltd. (incorporated herein by reference to the Registrant's Report on Form 6-K filed with the Commission on August 6, 1997)

         10.2 Loan Agreement dated July 18, 1997 between the Registrant and the Lenders named in Schedule A thereto and the Bank of Montreal (as agent for the Lenders)

         10.3    Incentive Stock Option Plan (1994)

(11)     Statement re computation of per share earnings*

(15)     Letter re unaudited interim financial information*

(18)     Letter re change in accounting principals*

(22) Published report regarding matters submitted to vote of security holders*

(23)     Consents of experts and counsel*

(24)     Power of attorney*

(27)     Financial Data Schedule*

(99)     Additional exhibits*

_________________________________
*Inapplicable to this filing


b.       Reports on Form 8-K.

None.

The Registrant filed with the Commission a report on Form 6-K dated June 16 1997 describing its offer to purchase all of the outstanding common shares of CS Resources Limited, which offer has expired without being consummated. The Registrant filed with the Commission a report on Form 6-K dated August 5, 1997 describing a Pre-Merger Agreement dated July 27, 1997 pursuant to which the Registrant and Stampeder Exploration Ltd. ("Stampeder") agreed to a merger of the two companies by means of a formal take-over bid ("Offer") made by the Registrant for all of the outstanding shares of Stampeder on the basis of
0.69124 of an ordinary share of the Registrant for each common share of Stampeder, subject to 66 2/3 percent of Stampeder shares being tendered to the Offer. The Offer is scheduled to expire on August 28, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GULF CANADA RESOURCES LIMITED

DATE: AUGUST 13, 1997            BY:     /S/      CRAIG GLICK
                                 CRAIG GLICK
                                 SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                 AND SECRETARY (DULY AUTHORIZED OFFICER AND
                                 PRINCIPLE FINANCIAL OFFICER)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession*

(3)      Articles of Incorporation and By-laws

         3.1     Articles of Incorporation of the Registrant
         3.2     By-laws of the Registrant

(4)      Instruments defining rights of security holders, including indentures

         4.1 Indenture between the Registrant and Chase Manhattan Bank dated July 1, 1989 pertaining to the Registrant's 9% Debentures due 1999 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 33- 30138)

         4.2 Indenture between the Registrant and The Bank of New York dated January 27, 1994 pertaining to the Registrant's 9- 1/4% Senior Subordinated Debentures due 2004 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 33-73252)

         4.3 Indenture between the Registrant and The Bank of New York dated July 5, 1995 pertaining to the Registrant's 9-5/8% Senior Subordinated Debentures due 2005 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 33-93452)

         4.4 Indenture between the Registrant and The Bank of New York dated August 7, 1996 pertaining to the Registrant's 8.35% Senior Notes due 2006 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 333-5332)

         4.5 Indenture between the Registrant and The Bank of New York dated March 21, 1997 pertaining to the Registrant's 8- 1/4% Senior Notes due 2017 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10 (Reg. No. 333-6608)

(10)     Material Contracts

         10.1 Pre-Merger Agreement dated July 27, 1997 between the Registrant and Stampeder Exploration Ltd. (incorporated herein by reference to the Registrant's Report on Form 6-K filed with the Commission on August 6, 1997)

         10.2 Loan Agreement dated July 18, 1997 between the Registrant and the Lenders named in Schedule A thereto and the Bank of Montreal (as agent for the Lenders)

         10.3    Incentive Stock Option Plan (1994)

(11)     Statement re computation of per share earnings*

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

(15)     Letter re unaudited interim financial information*

(18)     Letter re change in accounting principals*

(22) Published report regarding matters submitted to vote of security holders*

(23)     Consents of experts and counsel*

(24)     Power of attorney*

(27)     Financial Data Schedule*

(99)     Additional exhibits*

_________________________________
*Inapplicable to this filing