Form 10-K
period 1997-12-31
GULF CANADA RESOURCES LTD
filed 1998-03-30
CIK 316456

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 [x] For the fiscal year ended December 31, 1997

                                       or

              [ ] Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission File Number 0-9073

                          GULF CANADA RESOURCES LIMITED
             (Exact name of Registrant as specified in its charter)

         Canada                                                 98-0086499
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

   ONE NORWEST CENTER, 1700 LINCOLN STREET, SUITE 5000, DENVER, COLORADO,
                                 80203-4525
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (303) 813-3800

          Securities registered pursuant to section 12(b) of the Act:

Title of each class registered                       Name of each exchange on which registered
------------------------------                       -----------------------------------------
Ordinary Shares (No Par Value)                               New York Stock Exchange
Preference Shares Series 1                                   New York Stock Exchange
Common Stock Purchase Rights                                 New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of March 2, 1998, the aggregate market value of the Registrant's Ordinary Shares held by non-affiliates was approximately $2,118,893,461.

         The number of shares outstanding of the Registrant's Ordinary Shares as of March 2, 1998, was 348,795,944.

                       Documents Incorporated By Reference

         Portions of the Registrant's annual proxy circular and statement for 1998 Annual and Special Meeting of Shareholders are incorporated by reference into Part III.

                           CURRENCY AND EXCHANGE RATES

         Gulf Canada publishes its consolidated financial statements in Canadian dollars. All dollar amounts set forth in this Annual Report are in Canadian dollars, except where otherwise indicated. The following table sets forth for the periods indicated certain exchange rates based on the noon buying rate in the City of New York for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates are set forth as United States dollars per Cdn. $1.00 and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. On March 2, 1998, the Noon Buying Rate was Cdn. $1.00 equals U.S. $0.7018.

                                                                           Years Ended December 31,
                                                    ------------------------------------------------------------------------
                                                       1997           1996            1995           1994          1993
                                                    ------------  -------------   -------------  -------------  ------------
Noon Buying Rate at end of period..............     U.S.$0.6999    U.S.$0.7301     U.S.$0.7323   U.S.$0.7128    U.S.$0.7544
Average Noon Buying Rate during period.........
                                                        $0.7220        $0.7332         $0.7305       $0.7300        $0.7729
Highest Noon Buying Rate during period.........
                                                        $0.7487        $0.7513         $0.7527       $0.7632        $0.8046

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

               UNLESS OTHERWISE STATED, ALL DOLLAR AMOUNTS HEREIN
                       ARE EXPRESSED IN CANADIAN CURRENCY

                                TABLE OF CONTENTS

                                     PART I

                                                                                                             Number
                                                                                                             ------
Item 1.           Business..............................................................................      1
Item 2.           Properties............................................................................     11
Item 3.           Legal Proceedings.....................................................................     16
Item 4.           Submission of Matters to a Vote of Security Holders...................................     16

                                                      PART II

Item 5.           Market for the Registrant's Ordinary Shares and Related
                      Stockholder Matters...............................................................     16
Item 6.           Selected Financial Data...............................................................     17
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................     18
Item 8.           Financial Statements and Supplementary Data...........................................     30
Item 9.           Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..........................................................     71

                                                     PART III

Item 10.          Directors and Executive Officers of the Company.......................................     71
Item 11.          Executive Compensation................................................................     71
Item 12.          Security Ownership of Certain Beneficial Owners and
                      Management........................................................................     71
Item 13.          Certain Relationships and Related Transactions........................................     71

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                      8-K...............................................................................     71

                  Signatures............................................................................     72

                                     PART I

         The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in Item 1. Business, Item 2. Properties, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and statements. Certain risk factors which could affect the information set forth herein are described under the caption "Risk Factors" in Item 1.

ITEM 1.  BUSINESS

         Gulf Canada Resources Limited ("Gulf Canada" or the "Company") is a corporation organized under the Canada Business Corporations Act ("CBCA"). Gulf Canada is one of Canada's largest independent producers of oil and natural gas, with operations in Western Canada, where the Company has over 80 years of experience in conventional oil and gas operations, and internationally with operations in Indonesia, the North Sea and Australia. Gulf Canada's executive offices are located at One Norwest Center, 1700 Lincoln Street, Suite 5000, Denver, Colorado, 80203-4525, U.S.A. and its headquarters and registered office is located at 401-9th Avenue S.W., Calgary, Alberta T2P 2H7.

         In 1997, the Company completed the following significant transactions:

                  The Company completed its acquisition of Clyde Petroleum Plc (Clyde) for $1,056 million. Clyde's material assets were located in the North Sea, Indonesia and Australia. Clyde's assets had average daily net sales of approximately 48 mboe during December 1997, and estimated net proved reserves of 125 mmboe as of year-end 1997.

                  The Company sold $451 of Western Canadian assets during the year including the Zama Virgo producing property located in northern Alberta for $230 million cash plus the Coleville property adjacent to Gulf's Coleville South heavy oil operations in Saskatchewan. Proceeds were used primarily to repay indebtedness.

                  The Company consolidated its Indonesian assets into Gulf Indonesia Resources Limited. In September 1997, Gulf Indonesia was listed on the New York Stock Exchange under the symbol GRL, and an initial public offering of approximately 28 per cent of the company's shares was completed. Gulf received net proceeds of $602 million, which was primarily used to repay indebtedness.

                  The Company acquired Stampeder Exploration Ltd. ("Stampeder") in August 1997 for total consideration of $802 million, consisting of $69 million cash and the remainder in Gulf stock. Stampeder's assets were primarily heavy oil properties located in Western Canada. Stampeder's assets had average daily net sales in December 1997 of 24,630 boe and estimated net proved reserves of 115 mmboe at December 31, 1997.

                  Following the acquisition of Stampeder, Gulf formed the Gulf Heavy Oil division ("GHO") to consolidate the acquisition and operation of its heavy oil assets.

         As a consequence of its acquisition, exploration and development activities, Gulf's estimated net proved oil and gas reserves increased 50 per cent from 522 mmboe on December 31, 1996 to 783 mmboe on December 31, 1997, and average daily net production increased 43 per cent from 107.0 mboe/d in 1996 to
153.3 mboe in 1997.

         In early 1998, Gulf announced that it intended (i) to sell primarily non-operated assets in the United Kingdom area of the North Sea and (ii) to form an infrastructure trust to hold certain of its mid-stream assets in Canada and sell interests in the trust in an initial public offering. Gulf also announced an intent to sell certain non-core assets. Proceeds from these transactions will be used primarily to repay indebtedness. On March 16, 1998, Gulf announced that it had entered into a definitive agreement with Kerr-McGee Corporation to sell the Company's assets in the U.K. North Sea for $590 million.

         GENERAL.

         Gulf was founded in 1906, and operated as a fully integrated oil company until 1986 when the Company sold its refining and marketing assets. In 1988, the Company acquired Asamera, Inc., a predecessor to Gulf Indonesia Resources Limited, which has operations in Indonesia. During 1997, the Company further expanded its international operations primarily by acquiring Clyde Petroleum Plc, which has operations in the North Sea, Indonesia and Australia. Gulf is also a major producer of heavy oil and produces synthetic crude oil through its interest in Syncrude.

         The following table summarizes Gulf's net sales of production and estimated net proved reserves as of and for the year ended December 31, 1997:


                                                       AVERAGE DAILY                       ESTIMATED NET
                                                        NET SALES                        PROVED RESERVES
                                            ----------------------------------  ----------------------------------
                                               LIQUIDS      GAS                     LIQUIDS    GAS
                                                (MB)       (MMCF)    MBOE(4)        (MMB)     (BCF)      MMBOE (4)
                                            ---------- ----------- ----------- ----------- ----------- -----------
NORTH AMERICAN
  CONVENTIONAL:
     Light oil & natural gas ............        48.4     351        83.5             157     1,107       268
     Heavy Oil ..........................         4.7      --         4.7              69        40        73
     Other ..............................          --      --          --              --        --        --
                                                -----     ---       -----             ---     -----       ---
     Total North American
          Conventional ..................        53.1     351        88.2             226     1,147       341
                                                -----     ---       -----             ---     -----       ---

INTERNATIONAL:
     Indonesia (1) ......................        16.6      --        16.6              28       652       136
     North Sea (2) ......................        16.2      61        26.4              53       174        82
     Australia ..........................         1.4      19         4.6               6       120        26
     Other ..............................          .3       2          .6              --        --        --
                                                -----     ---       -----             ---     -----       ---
     Total International ................        34.5      82        48.2              87       946       244
                                                -----     ---       -----             ---     -----       ---

SYNCRUDE (3) ............................        16.9      --        16.9             198        --       198
                                                -----     ---       -----             ---     -----       ---
     Total ..............................       104.5     433       153.3             511     2,093       783
                                                =====     ===       =====             ===     =====       ===

------------------

  (1) The reserves attributable to Indonesia are owned by GRL, a 72 per cent owned subsidiary of Gulf. The amount of reserves represent 100 per cent of the estimated net proved reserves owned by GRL.
  (2) Gulf has announced plans to sell certain of its North Sea assets representing approximately 68 per cent of the total North Sea proved reserves.
  (3) Syncrude's estimated net proved reserves are equal to the lesser of (i) the estimated reserves commercially recoverable from its leases approved for mining by applicable regulatory authorities with high geologic confidence based on core hole samples using current technology and (ii) the production for the most recent year multiplied by the number of years remaining on the Syncrude Project's license. The amount of reserves recoverable from Syncrude's existing leases greatly exceeds the amount of production during 1997 multiplied by the remaining term of the facility license. The Syncrude proved reserves are therefore equal to 1997 production multiplied by the remaining term on the Syncrude license.
  (4) In conformance with the Canadian norm, Gulf has historically reported North American natural gas reserves converted to an oil equivalent at 10 mcf: 1 barrel.

NORTH AMERICA CONVENTIONAL PRODUCTION

         Gulf's core areas in Western Canada are, and are expected to remain, the Company's primary source of production through 2000. Gulf's conventional oil production in Western Canada includes light and medium grades of oil (API gravity of more than 30(Degree)) as well as heavy crude oil now managed by the Gulf Heavy Oil division. The purchase price for heavy oil is generally less than for light and medium grades of oil (reflecting higher transportation and refining costs), reducing the profit margin and making heavy oil production more sensitive to changes in oil prices.

         Gulf is one of the most active drillers in Western Canada. In 1997, Gulf drilled 542 net wells, 447 of which were successful, for a 82 per cent success rate. These included 146 net exploration wells, 81 of which were successful (55 per cent), and 396 development wells, 366 of which were successful (92 per cent).

Of the total net wells drilled, Gulf operated 474 for an 83 per cent success rate. Of the wells drilled in 1997, 277 net wells were natural gas reflecting Gulf's objective to balance Canadian oil and gas production. Gulf's drilling operations included 136 net wells drilled as part of its heavy oil operations, 88 per cent of which were successful. All of these wells were drilled in the last four months of 1997 following Gulf's acquisition of Stampeder.

         WESTERN CANADIAN LIGHT OIL AND NATURAL GAS OPERATIONS

         Gulf Canada light oil and natural gas operations include interests in over four million net acres of developed and undeveloped land in Western Canada. As part of its business strategy, Gulf forms alliances with other Canadian producers to explore and develop the undeveloped land holdings. During 1997, Gulf formed alliances with Stellarton Energy Corporation and Sequoia Exploration and Development to explore and develop non-core properties and with Northrock Resources Ltd. (Northrock) to lead an exploration effort in an area of mutual interest in west-central Alberta. In early 1998, Gulf announced an alliance with Merit Energy Ltd. to explore and develop acreage near the Saskatchewan border in southeast Alberta.

         Gulf's Western Canadian light oil and natural gas operations produced approximately 100,000 boe/d (before royalties) in 1997 from three main areas:

         NORTHERN REGION. Gulf's Northern Region produced approximately 26,000 boe/d during 1997. Current production in the area is oil focused (83 per cent on a boe basis), but a significant portion of current exploration and development is for natural gas. The Northern Region includes properties in the Swan Hills area that contain long-lived reserves and produce approximately 13,000 boe/d of high-quality light oil. Production in the area has increased in the last several years as a result of infill drilling and enhanced oil recovery operations. Light conventional assets from the Stampeder acquisition expanded Gulf's growing position in the Red Earth area. This area, which includes the Trout, Senex, House Creek and Panny fields, produces approximately 8,500 boe/d and provides Gulf with more than 700 sections of land to continue exploration and development in the area.

         WEST CENTRAL ALBERTA REGION. Gulf's west-central Alberta Region produced approximately 18,000 boe/d in 1997. This has been a core oil and natural gas producing area for Gulf for many years and includes such fields as Caroline, Strachan, Brazeau, Nordegg and Pembina-Modeste. The Company has expanded its land base in this area, due to the potential of the multi-zone natural gas formations. During 1997, Gulf entered into a strategic alliance with Northrock to explore and develop an area of mutual interest representing approximately 60 per cent of Gulf's gross land holdings in this region. During 1998, Gulf expects to participate in 150 wells in this area.

         Gulf also operates sizable mid-stream natural gas gathering and processing facilities in this Region. These include major gas plants at Rimbey, Gilby, Strachan, Nordegg and Brazeau, with total sour gas processing capacity of approximately 1 bcf/d. This dominant position presents opportunities to maximize value through increased capacity utilization and third-party processing revenues.

         PLAINS REGION. In the Plains Region, located in southeastern Alberta, Gulf produced approximately 35,000 boe/d of light oil and natural gas during 1997, primarily from the Westerose, Gilby, Fenn, Ghost Pine and Richdale fields. The Company has been actively pursuing natural gas opportunities in this area with several multi-well, shallow, natural gas exploitation drilling programs. Gulf controls production and processing facilities in the area and has numerous opportunities to increase both oil and natural gas production, including infill locations, enhanced recovery oil development and shallow gas development. The alliance with Merit Energy Ltd. entered into in early 1998 extends Gulf's reach to the Saskatchewan border and is intended to accelerate exploration with a partner that has established exploration and development facilities and has a proven track record in the area. The budget plans for 1998 include drilling more than 50 wells in the area, 10 to 20 of which will be on Gulf land.

         EXPLORATION

         In addition to its established core areas, Gulf is actively exploring new areas in northern Alberta and British Columbia. Key prospects in this area include Steen, Sikanni, South Haro and Musreau Lake. The Company also explores two areas totaling 150,000 net acres in the United States. In 1998, Gulf will drill two wells in Fort Peck, Montana and conduct a 3D seismic program on its Cotton Valley prospects in East Texas.

         The Company is negotiating to commence work on the 4.5 million acres on which it holds exploration permits in the Saint Pierre and Miquelon area. Gulf has identified prospects from existing seismic data and may participate in a 5,000-kilometer seismic data acquisition program planned for summer 1998.

         HEAVY OIL OPERATIONS

         Subsequent to the acquisition of Stampeder in September, Gulf created the Gulf Heavy Oil (GHO) division to consolidate and focus the Company's heavy oil activities. This division has an industry-leading technical team dedicated to optimizing production from a large and concentrated, high-quality, heavy oil resource base. GHO also operates the Surmont steam-enhanced recovery pilot project in Alberta.

         GHO began 1998 producing approximately 20,000 b/d of heavy oil. The operations are concentrated in two regions: the Central Plains Region located near Coleville in west-central Saskatchewan and the Northern Plains Region located near Lloydminster on the Alberta-Saskatchewan border.

         The Central Plains Region contributed approximately 13,500 b/d of heavy oil including production from the main fields of Coleville, Coleville South and Kerrobert. The Coleville-Kerrobert area currently produces from a combination of primary and secondary waterflood production. GHO commenced operation of a steam-enhanced oil recovery project in the Kerrobert field in late 1997. The Cental Plains Region also includes a joint venture where Gulf and a partner lease 500,000 gross acres. At the beginning of the year, the joint venture contributed 2,800 b/d (net) of heavy oil production.

         The Northern Plains Region was producing approximately 6,500 b/d of heavy oil at the beginning of 1998. The main fields -Senlac, Long Lake and Rutland -- collectively produce 4,800 gross b/d.

         In August, Gulf commenced operation of a steam-enhanced oil recovery pilot project at its Surmont leases, in the Athabasca Tar Sands near Fort McMurray, Alberta. The pilot will be used to test and prove methods of recovering bitumen using steam injection. Gulf's Surmont leases contain more than 10 billion barrels of bitumen, and the Company estimates that more than two billion barrels can potentially be recovered with steam-injection methods. If Surmont performs as expected, first production from a 20,000 b/d commercial project could commence before the end of the year 2001.

SYNCRUDE

         Gulf holds a 9.03 per cent interest in Syncrude. Syncrude, with facilities near Fort McMurray, Alberta, is the world's largest producer of synthetic crude oil from oil sands. Bitumen is mined, extracted and upgraded into a high quality, low-sulphur, light crude oil known as Syncrude Sweet Blend ("SSB"), which receives a premium price relative to conventional light oil. Gulf's share of SSB production continued its steady growth, increasing from 18,200 b/d in 1996 to 18,600 b/d in 1997. SSB production is expected to increase to approximately 20,000 b/d in 1998, benefiting from completion of a coker debottleneck in April 1997 and the opening of a new mine train (the mining and processing equipment required to recover, prepare and transport ore for extraction) at the North Mine in September 1997.

         Syncrude's net operating income increased 35 per cent from 1996, the fourth consecutive year of earnings growth. Crown royalties paid in connection with Syncrude were significantly lower in 1997, as a result of a 68 per cent increase in capital expenditures and a new oil sands royalty regime introduced at the beginning of the year. The new royalty regime provides a direct incentive for increased capital investment in oil sands projects.

         In November, Syncrude released its 1997 business plan. With approximately 7.4 billion barrels of bitumen under lease and recoverable with current technology plus incentives provided by the new royalty regime, the plan proposes to double Syncrude production over the next ten years. The plan, which will require capital expenditures of approximately $6 billion dollars ($540 million net to Gulf) over the next 10 years, provides for a four-stage expansion to increase production capacity from 76 million barrels per year in 1997 to 154 million barrels per year (or 38,000 b/d net to Gulf) by 2007. Three new mining trains and associated extraction facilities will be opened on further the Aurora North leases, 35 kilometers north of the existing mine and plant site. The plan also calls for further debottlenecking of the existing upgrading facilities and the installation of a third coker.

         In 1995, Gulf formed the Athabasca Oil Sands Trust, and consummated an initial public offering of units of beneficial interest in the trust. The Trust acquired an 11.74 per cent interest in Syncrude from the Alberta government. Gulf continues to provide administrative services to the Athabasca Oil Sands Trust and markets the Trust's share of Syncrude production.

INDONESIA

         In October 1997, Gulf completed a successful public offering of nearly 28 per cent of Gulf Indonesia Resources Limited ("GRL"), formerly a wholly owned subsidiary of Gulf. GRL's ordinary shares are traded on the New York Stock Exchange under the symbol "GRL".

         During 1997, GRL significantly increased the size of its Indonesia land base, adding almost 12 million gross offshore acres and establishing two new core areas. Early in 1997, GRL acquired Clyde Petroleum's interest in the Kakap PSC, located offshore Sumatra in the West Natuna Sea, and the Halmahera PSC, located offshore from Halmahera Island in eastern Indonesia. Subsequently, GRL acquired two new blocks in the West Natuna Sea to complement Kakap as well as interests in three exploration blocks offshore from Java.

         Gulf Indonesia's production averaged 22,500 b/d in 1997 from fields located in on-shore Sumatra and in the West Natuna sea offshore Sumatra. GRL's operations are conducted through contractual arrangements with Pertamina in the form of 13 production sharing contracts ("PSC"), one technical assistance contract and one enhanced oil recovery contract. Under these arrangements, GRL and its partners provide financing and technical expertise to conduct exploration, development and production operations in a specified geologic area (each a "contract area"). Five contract areas currently produce oil, four of which are located on-shore Sumatra, and one of which is located in the West Natuna Sea.

         GRL's on-shore oil properties produced 14,000 b/d in December 1997. On-shore production is transported by pipeline to a refinery. The pipeline and refinery are owned by the Indonesian state oil company, and all of the Company's oil production is sold to the state oil company for prices based on various postings in the area. GRL's off-shore production is from 40 wells in eight fields and produced 9,200 b/d in December 1997. GRL operates four production platforms in the area with initial processing facilities that are linked by pipelines to a floating production, storage and off-loading vessel with a 650,000 barrel capacity. Offshore production is sold in the spot market.

         GRL continues to develop the Corridor Block Gas Project. This project contemplates the development of GRL's natural gas reserves in central Sumatra, transportation of the gas through the trans-central Sumatra pipeline to the Duri Steamflood oil fields in northern Sumatra. Corridor Project natural gas production will be used to power the steamflood equipment operating at the Duri Steamflood to recover oil. The Company will exchange its natural gas production for oil produced from the Duri Steamflood on a energy equivalent basis. GRL has entered into contracts to transport and sell the oil it receives in exchange for its gas production.

         The Corridor Block Gas Project is currently in the construction phase and is expected to be completed in the fourth quarter of 1998. GRL is developing the Corridor Block fields, including drilling development and exploration wells, constructing a gas processing plant and related gas gathering and de-watering facilities. The trans-central Sumatra pipeline is owned and construction is managed by PGN, the Indonesian state pipeline agency.

         EXPLORATION

         GRL had a number of exploration successes in late 1996, during 1997 and in early 1998. In late 1996, GRL drilled a gas exploration well in the South Jambi `B' PSC, located north of the Corridor Block area. This well was a discovery, penetrating almost 100 meters (325 feet) of net pay and flowing at a cumulative rate of 36.5 mmcf/d with a 60 per cent CO2 content. Subsequently, during 1997 GRL focused on discovering sufficient reserves required to develop a commercial project. Efforts proved successful with significant discoveries at Rayun and Bungin. Preliminary estimates of potential gross recoverable sales gas reserves fall within a range that would support a 200-300 mmcf/d natural gas project.

         GRL drilled an exploration well in the Tungkal PSC in the Corridor Block area which tested 1.3 mb/d of oil and 3 mmcf/d of natural gas from two zones. Based upon these results and a 3D seismic program completed in the fourth quarter, GRL intends to drill two more delineation wells in mid-1998. GRL also plans to drill another oil prospect ten kilometers south of Mengeopeh.

         On the Kakap PSC located offshore in the West Natuna Sea, the Company drilled a successful exploration well in the Nelayan field, and has begun a six well exploration drilling program underway to test oil and natural gas prospects on the block.

         SERVICES AGREEMENTS.

         In connection with the initial public offering of GRL, the Company and GRL entered into a number of agreements under which the material provisions are described below. Each of these agreements has been filed as an exhibit to the Company's Form 10-K and the following discussion is qualified in its entirety by reference to such agreements.

         Gulf has historically provided services to GRL and, in connection with the initial public offering of GRL stock, entered into agreements providing for the following services, each of which is to be provided at Gulf's actual direct and indirect costs, provided that total payments for services may not exceed 2 per cent of GRL's total operating and capital expenditures for a year.

         TECHNICAL SERVICES. Technical services are defined to include engineering, supervisory and related services, field services, geological, geophysical and related services, legal, financial and other services related to project financing and other commercial agreements.

         ADMINISTRATIVE SERVICES. Administrative services include financial, and treasury services, certain human resources services, assistance with public relations and regulatory and public company compliance matters.

        INFORMATION SERVICES. Information services is defined to include data processing and similar services.

         Each of the services agreements has an initial term of 10 years, and may be canceled by either party prior to the end of such term with 12 months prior notice. The agreements also contain other provisions regarding their termination.

         During 1997, total payments under these agreements to Gulf Canada were approximately US$825,000.

         CORPORATE OPPORTUNITY AGREEMENT. GRL has advised Gulf Canada that it does not currently intend to engage in the oil and gas exploration business outside Indonesia, and Gulf Canada has advised GRL that it does not currently intend to engage in the oil and gas exploration business in Indonesia except through its ownership of Common Shares of GRL.

         Gulf Canada has further advised GRL that if it acquires Indonesian oil and gas assets in connection with an acquisition of non-Indonesian oil and gas assets or otherwise, it currently intends to offer the Indonesian assets to GRL for that portion of Gulf Canada's purchase price fairly allocable to the Indonesian assets plus the amount of any costs, including taxes, that would be incurred by Gulf Canada in connection with such sale to GRL. There could be factors, however, including its obligations to third parties, that would cause Gulf Canada not to offer such assets to GRL.

         In this connection, Gulf Canada and GRL have entered into a Corporate Opportunity Agreement, which provides that if Gulf Canada acquires or makes an investment in an enterprise or assets which include Indonesian oil and gas assets (the "Indonesian Assets") with a fair market value in excess of US$100 million, Gulf Canada will within one year either offer to GRL the right to purchase the Indonesian Assets at Gulf Canada's purchase price plus the amount of any costs, including taxes, that would be incurred by Gulf Canada in connection with such sale to GRL or cause some or all of its representatives to resign from GRL's board of directors so that a majority of GRL's directors will have no affiliation with Gulf Canada. In addition, if Gulf Canada elects to relinquish control, GRL will have the right to terminate the Corporate Opportunity Agreement and the Service Agreements. Decisions by GRL with respect to the acquisition of Indonesian Assets from Gulf Canada are to be made by a committee of GRL's non-management directors who are also not affiliated with Gulf Canada. If GRL declines to acquire Indonesian Assets on any such occasion, GRL will not be entitled as a matter of right to acquire, invest in, or participate in additional investments with respect to such Indonesian Assets. GRL has agreed that it will not, without Gulf Canada's consent, directly acquire non-Indonesian oil and gas assets or acquire a majority equity or voting interest in an entity with non-Indonesian oil and gas assets unless a majority of the fair market value of such assets are located in Indonesia.

         The Corporate Opportunity Agreement will terminate in the event that Gulf Canada holds less than a majority of the Common Shares or ceases to hold shares entitled to cast a majority of the votes entitled to vote for the election of directors. In the event that disagreements arise under the agreement, GRL and Gulf Canada have agreed that they will submit the matter to arbitration.

         TRADE-MARK SUBLICENSE AND NAME USE AGREEMENT. GRL has entered into a Trade-Mark Sublicense and Name Use Agreement with Gulf Canada, giving GRL the right to use the word "Gulf" in its name, and to use the "Gulf" logo, for a fee of US$67,000 per year. The Trade-Mark Sublicense and Name Use Agreement will terminate if Gulf Canada holds less than a majority of the Common Shares. In that event, GRL will have up to eighteen months to cease use of the name "Gulf" and to cease using Gulf trademarks. Gulf Canada licenses the trademark in Indonesia from Gulf International Lubricants Ltd.

         CROSS-INDEMNIFICATION AGREEMENT. In anticipation of the initial public offering of GRL, Gulf Canada transferred to GRL all of its Indonesian assets not already owned by GRL, including Indonesia assets acquired in the Clyde acquisition (the "Transferred Indonesian Assets"), and GRL transferred to Gulf Canada all of the shares of certain subsidiaries of GRL not carrying on business in Indonesia (the "Transferred Non-Indonesian Assets"). In connection with such transfers, GRL and Gulf Canada have entered into a Cross-Indemnification Agreement. In the Cross-Indemnification Agreement, Gulf Canada has agreed to indemnify GRL against any and all liabilities that are associated with the ownership or operation of the Transferred Non-Indonesian Assets and any taxes incurred by GRL in connection with the transfer of the Transferred Non-Indonesian Assets. GRL has agreed to indemnify Gulf Canada against any and all liabilities that are associated with the ownership or operation of the Transferred Indonesian Assets or with respect to obligations assumed by Gulf Canada with respect to the Corridor Block Gas Project.

         GRISSIK OPTION AGREEMENT. GRL has granted Gulf Canada an option to acquire all of the outstanding shares of Grissik Gas Company Ltd. ("Grissik"), one of GRL's subsidiaries. This option is exercisable at Gulf Canada's election on prior written notice, subject to certain conditions, for a price equal to fair market value of the Grissik shares. The option agreement contemplates that the sale of the Grissik shares will be accomplished as part of a reorganization whereby all of the assets and liabilities of Grissik, other than certain Canadian tax losses that are not otherwise usable by GRL, are transferred to a new subsidiary of GRL. Upon exercise of the option, Gulf Canada is obligated to hold GRL harmless from any taxes, expenses or other costs or liabilities incurred by GRL that it would not have incurred absent the exercise of the option.

         REGISTRATION RIGHTS AGREEMENT. Pursuant to the terms of a Registration Rights Agreement with Gulf Canada, GRL has agreed that, subject to certain restrictions, upon the request of Gulf Canada (or certain assignees), GRL will register under the Securities Act, applicable state securities laws and laws of certain other jurisdictions the sale of the Common Shares owned by Gulf Canada which Gulf Canada requests to be registered. After the third anniversary of the closing of the Offerings, Gulf Canada may request such registration to be on a "shelf" registration statement. In addition, in the event that GRL proposes to sell Common Shares, Gulf Canada has a right to sell Common Shares in the same offering subject to certain restrictions. In addition, GRL has agreed, subject to certain conditions, to assist Gulf Canada in its efforts to sell Common Shares held by Gulf Canada in transactions exempt from the registration requirements of the Securities Act.

         GRL has agreed to pay all expenses incurred with the registration and sale of Common Shares by Gulf Canada, other than underwriting fees and discounts and applicable filing fees, except that Gulf Canada has agreed to reimburse GRL for its out of pocket costs incurred with respect to requested registrations after Gulf Canada's third requested registration.

NORTH SEA

         The Company completed the acquisition of Clyde Petroleum Plc in the first quarter of 1997. Clyde's Petroleum's North Sea operations were producing approximately 70 per cent of its sales volumes when it was acquired by Gulf. The acquisition gave Gulf a new operating area in the North Sea.

         UNITED KINGDOM

         As announced in February 1998 and in March 1998, Gulf intends to divest its U.K. assets, including interests in four producing oil fields, two projects currently under development and offshore/onshore exploration licenses for $590 million. U.K. oil production, mainly from non-operated interests in the Wytch Farm, Gryphon and Andrew fields, averaged 17,000 b/d in 1997, accounting for approximately nine per cent of Gulf's total production. The two development projects are the non-operated Ross field (in which Gulf has a 14.5 per cent working interest) and the Leadon project (in which Gulf has a 100 per cent working interest).

         THE NETHERLANDS

         The Netherlands North Sea operations are focused on three core operating areas comprising about 2.5 million gross acres. Gulf operates 15 shallow water offshore licenses and three onshore licenses that contributed approximately 62 mmcf/d of production net to Gulf in 1997. Production from the K5E field (in which Gulf owns a 4.4 per cent working interest) began in November 1997, which offset production declines in existing fields.

         Gulf's assets in the region are the result of a consolidation of three companies with ten years experience in the area. The Netherlands staff successfully acquired acreage in early North Sea licensing rounds (which are generally more favorable than more recent licenses) and has significant control of infrastructure that together form a solid platform for satellite developments. Capital expenditures during the year were focused primarily on development of the "P" quadrant area to evaluate commerciality of the reservoir (in which Gulf owns a 22.2 per cent working interest). A horizontal well was spudded in December in this area and is currently testing in the P2a-SE field. Following evaluation of the well, another horizontal well may be drilled in the second quarter of 1998.

         Gulf acquired the G17cd exploration license (in which Gulf has a 100 per cent working interest). This license is located offshore some 160 kilometers north of Amsterdam and contains a substantial Triassic prospect. Gulf has acquired a 135 square kilometer 3D seismic survey early in 1998 to identify 1999 drilling targets. The Company also acquired an interest in the gas rights in the K18/L16 blocks (an average 34 per cent working interest) and plans to drill a horizontal well in 1999 to evaluate commerciality of the reservoir. Gulf and its predecessors have a 69 per cent exploration success rate over the past ten years and has developed a five year exploration inventory of 45 operated and 24 non-operated prospects.

AUSTRALIA

         Gulf's principal assets in Australia consist of two core areas; production of 5,700 boe/d from the Cooper Basin Unit Area (in which Gulf owns a 4.75% working interest) in central Australia and exploration in the Bonaparte basin (North West Shelf region) where Gulf has acquired a contiguous land position. In addition to these core areas, Gulf has a land position in the Carnarvon, Otway and Gippsland basins, offshore Australia. The Company expects to spend one-third of its 1998 Australia capital budget on exploration and development in the Cooper Basin, one-third on non-Cooper Basin exploration, and the balance on seismic and appraisal drilling. Gulf currently holds 20 exploration permits in Australia covering 30 million gross, or 2 million net acres.

         ONSHORE. The Cooper Basin in central Australia comprises approximately 20 million acres of which Gulf has a 4.75% working interest. The land straddles the border between the states of South Australia and South West Queensland. In addition to production of gas, ethane, condensate and LPG, the joint venture has undertaken a significant exploration initiative throughout 1997. In 1997, Gulf participated in a total of 64 exploration wells in the Cooper Basin with a success ratio of 68%. The reserves addition from this activity added approximately 2 million barrels of oil equivalent of proven and probable reserves. This level of activity is expected to continue throughout 1998.

         OFFSHORE. Gulf has focussed its exploration activities towards the highly prolific Bonaparte Basin (offshore northwest Australia) where it has an interest in almost two million gross acres (565,000 net acres). In 1997, Gulf's first discovery was made in the region with the drilling of Tenacious - 1 on the AC/P17 permit (operated by Cultus Petroleum, Gulf 25% working interest) Work is progressing on appraisal and development plans for this discovery. Tenacious -1 was a significant discovery for the region as it proved up a new horizon known as the Tithonian and flowed 7,667 b/d, which was a record for the region. The adjacent permit operator plans to drill the first delineation well on the Tenacious structure during second quarter 1998. If this well is successful, a second appraisal well could be drilled on AC/P 17 ( in which the Company has a 25% working interest) pending rig availability. The AC/P 17 joint venture has begun discussions with the operator of the nearby FPSO with regard to the technical and commercial aspects of producing and selling Tenacious oil via that facility, which is only 13 kilometers away. Initial Tenacious production is targeted for mid-1999.

         The Company is participating in a multi-client 1,625 square kilometer 3D survey on permits AC/P 17,20 & 21 in the Bonaparte Basin and a 3,550 kilometer 2D program in AC/P 18,20 and 21. Data from these programs will form a key component of exploration in this core area. Gulf expects the partner-operated Brontosaurus-1 (40% working interest) on AC/P 20 to spud in late 1998 or early 1999. The well is located 25 kilometers west of the Jabiru oil field and related infrastructure.

RISK FACTORS

         VOLATILITY OF OIL AND NATURAL GAS PRICES

         Gulf Canada's results of operations and financial condition are dependent on the prices received for its oil and natural gas production. The Company's ability to arrange financing and acquire the capital necessary to explore and develop its properties is also dependent on the price of oil and natural gas. Oil and natural gas prices have fluctuated widely during recent years and are determined by supply and demand factors, including weather and general economic conditions, as well as conditions in other oil producing regions, which are beyond the control of Gulf Canada. Any decline in oil or natural gas prices could have a material adverse effect on Gulf Canada's operations, financial condition, proved reserves and the level of expenditures for the development of its oil and natural gas reserves. No assurance can be given that oil and natural gas prices will be at levels which will generate profits for Gulf Canada.

         In addition, Gulf Canada regularly assesses the carrying value of its assets in accordance with Canadian GAAP and U.S. GAAP under the successful efforts method. See the Consolidated Financial Statements included herein. If oil and natural gas prices become depressed or decline, the carrying value of Gulf Canada's assets could be subject to downward revision.

         During the first quarter of 1998, oil prices have been low compared to prices received in the last five years. Continued low oil prices could have a material adverse affect on Gulf.

         NEED TO REPLACE RESERVES

         Gulf Canada's future oil and natural gas reserves and production, and therefore its cash flows, are highly dependent upon Gulf Canada's success in exploiting its current reserve base and acquiring or discovering additional reserves. Without reserve additions through exploration, acquisition or development activities, Gulf Canada's reserves and production will decline over time as reserves are produced. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flows from operations are insufficient and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investments to maintain and expand its oil and natural gas reserves will be impaired. In addition, there can be no assurance that Gulf Canada will be able to find and develop or acquire additional reserves to replace production at acceptable costs.

         LEVERAGE

         Gulf Canada's debt instruments impose restrictions on the operations and activities of Gulf Canada. Generally, the most significant restrictions relate to debt incurrence, investments, capital expenditures, sales of assets and the use of proceeds therefrom and cash distributions by Gulf Canada and require Gulf Canada to comply with certain financial covenants, including the maintenance of a debt to total capitalization ratio. The ability of Gulf Canada to comply with the foregoing restrictions and covenants will be dependent upon its future performance and various other factors, including factors beyond Gulf Canada's control. A failure to comply with these restrictions or covenants could result in an event of default under the applicable instrument, which could cause acceleration of the debt under such instrument and other instruments that contain cross-default provisions.

         OPERATING HAZARDS AND OTHER UNCERTAINTIES

         Acquiring, developing and exploring for oil and natural gas involves many risks. These risks include encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, craterings, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, other environmental risks, fires and spills. Although Gulf Canada maintains insurance in accordance with customary industry practice, Gulf Canada is not fully insured against all of these risks. Losses resulting from the occurrence of these risks could have a material adverse impact on Gulf Canada. Gulf Canada, like other international oil companies, attempts to conduct its business and financial affairs so as to protect against political and economic risks applicable to operations in the various countries where it operates, but there can be no assurance that Gulf Canada will be successful in so protecting itself.

         Gulf Canada is also subject to deliverability uncertainties related to the proximity of its reserves to pipeline and processing facilities and the inability to secure space on pipelines which deliver oil and natural gas to commercial markets.

         UNCERTAINTY OF RESERVE ESTIMATES

         There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of Gulf Canada. The reserve data set forth herein represent estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Gulf Canada's actual production, revenues, taxes and development and operating expenditures with respect to its reserves will vary from such estimates, and such variances could be material.

         Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

         In accordance with applicable requirements of the U.S. Securities and Exchange Commission ("SEC"), the estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs.

         The securities disclosure legislation and policies of Canada, as interpreted by the securities commissions in Canada, permit the use of escalated prices and costs in calculating reserve quantities, which is not permitted for disclosure of reserve quantities in financial statements filed with the SEC. Reserves set forth in financial statements filed with the SEC must be based on period end prices and costs, without escalation, except where required by contract. Additionally, Canadian legislation and policies permit the disclosure of "probable" reserves which may not be disclosed in financial statements filed with the SEC. Probable reserves are generally believed to be less likely to be recovered than proved reserves.

         The reserve estimates included herein could be materially different from the quantities and values ultimately realized.

         ENVIRONMENTAL RISKS

         All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and Canadian and U.S. federal, provincial, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with Gulf Canada's past and current operations. The legislation also requires that refineries, service stations, wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Gulf Canada, either directly or through subsidiaries, owned numerous refineries, service stations and related operations in Canada and the United States prior to 1985, and continues to hold former sites, which have given rise to some claims and could give rise to additional claims in the future under laws that provide that responsible parties can include present and prior owners, operators and others, including claims for investigation, clean-up and restoration costs and damages for personal injury. Although Gulf Canada believes that it is currently in substantial compliance with all existing material environmental regulations, there can be no assurance that future environmental costs will not have a material adverse effect on Gulf Canada's financial condition or result of operations.

         COMPETITION

         There is strong competition relating to all aspects of the oil and gas industry, in particular the exploration for and development of new oil and natural gas reserves. Gulf Canada actively competes for reserve acquisitions, exploration leases, licenses and concessions and skilled industry personnel with a substantial number of other oil and gas companies, many of which have significantly greater financial resources than Gulf Canada. Gulf Canada's competitors include major integrated oil and gas companies and numerous other independent oil and gas companies and individual producers and operators.

         GOVERNMENTAL REGULATION

         The petroleum industry is particularly subject to regulation and intervention by governments in such matters as the awarding of exploration and production interests, the imposition of specific drilling obligations, environmental protection controls, control over the development and abandonment of fields (including restrictions on production) and possibly expropriation or cancellation of contract rights, as well as with respect to prices, taxes, royalties and the exportation of oil and natural gas. Such regulation may be changed from time to time in response to economic or political conditions. The implementation of new regulations or the modification of existing regulations affecting the oil and gas industry could reduce demand for natural gas and crude oil, increase Gulf Canada's costs and have a material adverse impact on Gulf Canada.

         EXCHANGE RATE FLUCTUATIONS

         Gulf Canada is exposed to foreign exchange risks since the majority of its revenue is received in or by reference to U.S. dollar denominated prices while the majority of its expenditures are in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has varied substantially in the last five years. See "Currency and Exchange Rates."


ITEM 2.  PROPERTIES

RESERVES

         The following table describes the Company's estimated net proved reserves as of the end of each of the last three years:


                                                             1997                1996               1995
                                                       ------------------ ------------------- ------------------
ESTIMATED NET PROVED RESERVES:

     Oil and natural gas liquids (mmb)..............                 511                 326                321
     Natural gas (bcf)..............................               2,093               1,674              1,204
     Mmboe..........................................                 783                 522                441

     Present value of future net cash flows
          discounted at 10% (millions of dollars)...               2,415               2,633              1,471

         The Company's internal staff of reserve engineers prepared the estimates of proven reserves of the Company. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31 of each year, without escalation, and were otherwise prepared in accordance with the Commission regulations regarding disclosure of oil and gas reserve information.

         There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and the Reserve Engineers. The reserve data set forth in this document represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates by different engineers often vary, sometimes significantly. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered. See "Risk Factors -- Uncertainty of Reserve Estimates."

OIL AND GAS DRILLING ACTIVITIES

         During the five years ended December 31, 1997, approximately 93 per cent of the Company's net wells drilled were in western Canada. As a result of Gulf Canada's increased capital expenditures during 1995 through 1997, drilling activity increased from previous years. In 1997, Gulf Canada had drilling success rates of 54 per cent for gross (53 per cent net) exploration wells and 91 per cent for gross (93 per cent net) development wells.

         The following table sets forth the gross and net number of productive and dry exploratory and development oil and natural gas wells drilled from 1995 through 1997 for the Company as a whole. "Gross" means all wells in which Gulf Canada has an interest and "net" means gross wells after deducting interests of others.

                                       YEARS ENDED DECEMBER 31,
                             --------------------------------------------
                                1997            1996           1995
                                ----            ----           -----
                             GROSS   NET     GROSS    NET    GROSS    NET
                             -----   ---     -----    ---    -----    ---
DEVELOPMENT
WELLS:
   Productive:
      Oil ...............     209     147     103      67      89      58
      Gas ...............     284     236     146      76     104      69
   Dry ..................      51      30      57      40      48      33

EXPLORATION
WELLS:
   Productive:
      Oil ...............      57      44      49      44      38      30
      Gas ...............      93      45      46      36      75      47
   Dry ..................     126      79      70      52      61      35
                              ---     ---     ---     ---     ---     ---
Total Wells .............     820     581     471     315     415     272
                              ===     ===     ===     ===     ===     ===

PRODUCTIVE WELLS

         The following table summarizes Gulf Canada's oil and natural gas wells that are capable of production as at December 31, 1997. "Gross" means all wells in which Gulf Canada has a working interest and "net" means gross wells after deducting working interests of others.


                                   OIL             NATURAL GAS          TOTAL
                               -------------    ---------------     ---------------
                               GROSS    NET     GROSS       NET     GROSS       NET
                               -----    ----    -----       ---     -----       ---
NORTH AMERICA
     Alberta ...............   4,835  3,411     3,026     1,850     7,861     5,261
     Other Western Canada ..      98     56       145        65       243       121
     United States .........       6      3      --        --           6         3

INTERNATIONAL
     Indonesia .............     436    247      --        --         436       247
     Other .................     293    106       651        36       944       142

TOTAL WELLS ................   5,668  3,823     3,822     1,951     9,490     5,774
----------------

ACREAGE

         The following table summarizes Gulf Canada's conventional oil and natural gas land holdings as at December 31, 1997.

                                        DEVELOPED ACREAGE(1)                  UNDEVELOPED ACREAGE(1)
                                -------------------------------------- --------------------------------------
                                      GROSS               NET                GROSS               NET
                                      -----               ---                -----               ----
                                           (IN THOUSANDS)                         (IN THOUSANDS)
NORTH AMERICA
     Alberta...............           1,671              1,040              2,988               2,353
       Other Western
         Canada............             466                169              1,567               1,105
     Frontier..............               -                  -              6,504               5,058
     Other.................               -                  -              1,489                 858

INTERNATIONAL
     Indonesia.............             346                186             16,059               8,544
     United Kingdom........              67                  8              1,040                 499
     Australia.............             991                 42             29,567               2,029
     Netherlands...........           1,587                208                719                 237
     Other.................              12                  3              5,931               1,799
                                    -------           --------           --------             -------
TOTAL                                 5,140              1,656             65,864              22,482
                                    =======           ========           ========             ========

------------

(1) "Gross acres" means all acreage in which Gulf Canada has an interest and "net acres" means gross acres after deducting interests of others. "Developed acreage" refers to the acreage to which the Company has assigned proved reserves. "Undeveloped acreage" refers to the acreage to which the Company has not assigned any proved reserves. The table does not include approximately 325,000 gross acres in which royalty interests are held.

         TITLE TO PROPERTIES

         Oil and gas rights in western Canada are held primarily by the provinces but may also be privately owned. On provincially owned lands, the two main types of rights agreements are licenses and leases. Licenses define the boundaries of an exploration area and the work required to maintain good standing. Satisfying the license requirements entitles the holder to convert all or a portion of the license rights to lease form. Leases accommodate exploration, development and production activities. The lessee of a lease is generally responsible for paying all development and operating costs and is entitled to the production subject to a rental and royalty payable to the lessor. Leases are also granted by private owners of mineral rights for varying terms. Both provincial and private leases are generally maintained by production or productive capability.

         Most of Gulf Canada's interests in frontier lands are held under significant discovery licenses pursuant to the Canada Petroleum Resources Act (Canada) ("CPRA"). In the Amauligak area of the Beaufort Sea, Gulf Canada's interest is held under a production license, subject to the CPRA.

         Interests issued in the east coast offshore are adjacent to the Province of Newfoundland and are subject to the Canada-Newfoundland Atlantic Accord Implementation Act. The east coast offshore interests include 4.6 million gross and 4.6 million net acres in the St. Pierre Bank and Banquereau areas that are presently under development moratorium. There is continuing negotiation over provincial jurisdiction between Newfoundland and Nova Scotia and the lands will remain in moratorium until this matter is settled.

         The Company's land interests in Indonesia are owned by GRL. These interests are held subject to production sharing contracts, a technical assistance contract and an enhanced oil recovery contract, under which the GRL and the other contracting companies are eligible to recover their capital and operated costs from production if a commercial discovery is made. Any balance of production is divided in varying shares between the government of the producing country, or its state-owned oil corporation, and the contracting companies.

         Interests in the U.K. North Sea are held under licenses issued by the United Kingdom Department of Trade and Industry. The Netherlands North Sea licenses are issued by the Netherlands government.

         In Australia, the Company's land interests (both onshore and offshore) consist of interests in production licenses, exploration permits and retention leases issued under the Petroleum Submerged Lands Act (Commonwealth or State, as appropriate). Interests held in the Zone of Cooperation which is administered by the Joint Authority established by the Australian and Indonesian governments consist of production sharing contracts approved by the Joint Authority. The relationships amongst the parties are governed through joint venture operating agreements, which are permit specific. Gulf holds its interest in land through either a trust relationship with the Operator or by being a registered title holder on the relevant permit.

GAS PLANTS AND PIPELINES

         Gulf Canada's business includes the acquisition, ownership and operation of assets which generate cash flow and that are non-depleting, such as gas processing plants, pipelines and gathering systems. As at December 31, 1997, Gulf Canada operated six major natural gas plants with total gross processing capacity of approximately 1,075 mmcf/d and operates another ten plants and has interests in numerous other non-operating gas plants. Gulf Canada markets unused plant capacity to third parties, and attempts to acquire natural gas properties and exploit existing natural gas properties adjacent to these plants.

         Gulf Canada has interests in two pipeline systems - the Rimbey Pipeline, in which it has a 40.6 per cent interest, and the Wabasca River Pipeline, in which it has a 28.5 per cent interest. The Rimbey Pipeline carries propane, butane and condensate to Edmonton for subsequent redistribution at a rate of 40 mbbls/d. The Wabasca River Pipeline carries 15 to 20 mbbls/d of crude oil from the Senex, Trout Mountain, Kidney and Panny fields in Alberta to the Rainbow Pipeline. Gulf Canada operates both pipeline systems from its control center in Edmonton, Alberta. The Corporation is also the operator of three natural gas liquids product pipelines operating between the Fort Saskatchewan, Alberta liquids fractionation and storage plant and Edmonton. Gulf Canada has a 31 per cent interest in the Fort Saskatchewan facilities.

         Gulf Canada is considering an infrastructure trust arrangement and is currently reviewing these assets for that purpose.

OTHER FACILITIES AND OPERATIONS

         COAL. Although Gulf Canada is not currently engaged in commercial production of coal, it continues to hold some coal properties. The Corporation's most significant coal property is Mount Klappan in British Columbia where drilling has confirmed a substantial anthracite deposit. Gulf Canada has announced that it plans to divest of the Mount Klappan coal property.

MARKETING

         The marketing of crude oil, natural gas liquids and natural gas is an integral part of Gulf Canada's business. Gulf Canada continues to grow marketing capabilities and third party volumes as a way to provide flexibility and lower cost services for Gulf Canada's increasing liquids and gas volumes. During 1997, Petro-Canada and Shell Canada Limited accounted for 14.4 per cent and 10.2 per cent respectively, of oil and gas revenues of the Company. The Company had no other purchasers that accounted for greater than 10 per cent of its oil and gas revenues. The Company believes that the loss of any single customer would not have a material adverse effect on the results of operations of the Company.

         Crude Oil. In 1996, Gulf Canada was selected as one of three companies to market the Province of Alberta's Crown royalty crude oil volumes. The Province's 78,000 b/d of light sweet crude, combined with other third party and Gulf Canada's own volumes, brought total volumes marketed by Gulf Canada, including a portion of SSB from the Syncrude facility, to over 250,000 bbls/d. As a result of Gulf Canada's marketing arrangement with Athabasca, Gulf Canada has agreed to market the synthetic crude oil production attributable to the
11.74 per cent interest in Syncrude recently acquired by Athabasca, representing approximately 24 mbbls/d. During 1997, 50 per cent and 50 per cent of Gulf Canada's crude oil production from western Canada (including synthetic crude oil) was marketed directly to refiners in Canada and the United States, respectively, on terms negotiated with each buyer.

         Gulf is a 50% shareholder in a new corporation, Tidal Energy Marketing Inc., formed to carry on crude oil marketing business. Tidal is marketing Gulf's crude oil pursuant to an arrangement effective January 1, 1998.

         In Indonesia, the Corporation's crude oil production, which averaged 22,500 mbbls/d in 1997 and represented approximately 15 per cent of the Corporation's consolidated gross revenues, is sold to Pertamina, the Indonesian state owned oil company as well as directly to offshore markets. The price received for the crude oil is determined monthly by the Indonesian government based on a weighted average of benchmark world crude oil prices.

         NATURAL GAS LIQUIDS. Gulf Canada is a major marketer of natural gas liquids, consisting of ethane, propane and butane. These natural gas liquids are extracted from natural gas processed at various field plants. The Corporation also fractionates, stores and sells natural gas liquids at an underground storage facility at Fort Saskatchewan, Alberta, in which Gulf Canada holds a 31 per cent interest. The natural gas liquid products are delivered to market through various pipelines, storage and loading facilities, tank trucks and a leased, Gulf Canada operated, rail tank car fleet. In 1997, Gulf Canada marketed approximately 15 mb/d of natural gas liquids, approximately 40 per cent of which represents third party volumes.

         NATURAL GAS. Sales of natural gas averaged 497 mmcf/d in 1997 compared to 441 mmcf/d for 1996. Approximately 35 per cent of Gulf Canada's natural gas sales in 1997 were pursuant to long-term contracts with Alberta gas purchasers (known as "aggregators") who resell the gas in both domestic and export markets. The remaining natural gas sales were direct sales to local distribution companies, industrial customers and marketing companies.

         SEGMENT INFORMATION. Reference is made to Note 19 entitled "Segment information" under the heading "Notes to Consolidated Financial Statements" of the Consolidated Financial Statements of the Company for the year ended December 31, 1997.

BUSINESS ENVIRONMENT

         COMPETITIVE AND INDUSTRY CONDITIONS. There is strong competition relating to all aspects of the oil and gas industry, and in particular in the exploration and development of new oil and natural gas reserves.

         The oil and natural gas business is subject to extensive government regulation relating to prices, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and many other aspects. Gulf Canada's production is subject to deliverability uncertainties related to the proximity of its reserves to pipeline and processing facilities, and shipping restrictions on pipelines that deliver oil and natural gas to commercial markets. Future production from frontier lands will depend upon, among other factors, satisfactory fiscal and regulatory terms, oil prices, the establishment of sufficient reserves to justify the substantial capital costs of production facilities and the development of transportation systems to bring such reserves to market.

         The business environment also exposes Gulf Canada to a number of risks, including those associated with fluctuations in oil prices and exchange rates, uncertainties in estimates of reserves, risks arising from active oil and gas exploration and development activities, and the potential for environmental clean-up obligations and liabilities arising from its current or past operations. The Corporation endeavors to carry on its business in such a manner as to minimize such risks.

         ENVIRONMENTAL PROTECTION. The operations of Gulf Canada are, and will continue to be, affected in varying degrees by laws and regulations regarding the protection of the environment. It is impossible to predict the full impact of these laws and regulations on Gulf Canada's operations. However, it is not anticipated that Gulf Canada's competitive position will be adversely affected by current or future environmental laws and regulations governing its current oil and gas operations. Since 1990, Gulf Canada has implemented a program of regular environmental audits to review operating practices and procedures at major plants and facilities in western Canada and to provide for compliance with regulatory requirements. In addition, acquisitions and divestitures are subject to environmental audits. Gulf Canada's accounting policy is to provide for future site restoration costs, including dismantling plants and abandoning properties, using the unit of production method or, where appropriate, the estimated remaining useful lives of the related assets. Gulf Canada has accrued $119 million for such future costs at December 31, 1997. Total anticipated future costs, given Gulf Canada's current inventory of wells and facilities, including those relating to Syncrude, is estimated to be approximately $470 million over the next 20 years. Gulf Canada also has environmental obligations related to certain mineral operations for which it has recorded a provision. In addition to its environmental responsibility for current operations, Gulf Canada is or may be responsible for future environmental costs related to certain past operations, mainly downstream in nature.

         FOREIGN OPERATIONS. Some of Gulf Canada's reserves and operations outside Canada and those acquired in 1997 through the acquisition of control of Clyde are located in regions that may be considered politically and economically unstable. These reserves and the related operations are subject to certain risks, including increases in taxes and royalties, the establishment of production limits, export restrictions, the involuntary renegotiation of contracts, the nationalization of assets, other risks relating to changes in local government regimes and policies and resulting changes in business customs and practices, payment delays, currency exchange restrictions and losses and impairment of operations by actions of insurgent groups. Gulf Canada, like other international oil companies, attempts to conduct its business and financial affairs in such a manner as to protect against such political and economic risks. Gulf Canada reduces risk associated with foreign projects through farmouts, phased development programs and project financing. There can be no assurance, however, that Gulf Canada will be successful in protecting itself from the risks presented by foreign operations.

GENERAL

         EMPLOYEES. As of December 31, 1997, Gulf Canada employed 1,129 regular employees.

ITEM 3.  LEGAL PROCEEDINGS

         Gulf is involved in various litigation, regulatory and other environmental matters in the ordinary course of business. In management's opinion, an adverse resolution of these matters would not have a material impact on operations or financial position. However, no such matter can be predicted with certainty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S ORDINARY SHARES AND RELATED STOCKHOLDER MATTERS

         The Ordinary Shares are traded on the New York Stock Exchange ("NYSE"), the Toronto Stock Exchange ("TSE") and the Montreal Exchange under the symbol GOU. There were approximately 10,690 shareholders of record of the Ordinary Shares as of March 2, 1998. The Company has not paid dividends on its Ordinary Shares, and does not contemplate the payment of such dividends in the foreseeable future. In addition, restrictions in indentures relating to the Company's outstanding senior subordinated debentures and its credit facilities with commercial lenders restrict the payment of dividends. The high and low prices of the Ordinary Shares during 1996 and 1997 are set forth below:

QUARTER ENDED:                                   NYSE (U.S.$)                            TSE (CDN$)
                                        --------------------------------       --------------------------------
                                             HIGH                LOW                HIGH                LOW
                                             ----                ---                ----                ----
March 31, 1996.................              4.875               4.000              6.75                5.50
June 30, 1996..................              5.500               4.750              7.40                6.25
September 30, 1996.............              6.625               5.000              8.95                6.85
December 31, 1996..............              7.750               6.125             10.35                8.40

March 31, 1997.................              9.000               6.875             11.90                9.50
June 30, 1997..................              9.125               6.625             13.05                9.40
September 30, 1997.............              9.563               7.125             13.25                9.95
December 31, 1997..............              9.375               6.250             12.90                9.25

Item 6.  Selected Financial Data

                                           FIVE - YEAR FINANCIAL SUMMARY

                                                                         YEAR ENDED DECEMBER 31
   (millions of dollars, except per            1997              1996               1995              1994              1993
   share amounts)
   STATEMENTS OF EARNINGS (LOSS)
   Revenues
      Net oil and gas                      $      1,254      $       856       $      661         $      654        $      702
      Gain on sale of shares
            by subsidiary                           417                0                0                  0                 0
      Net gain on asset disposals
            and provision for future                (75)               5                6                 17                61
            losses
   Other                                             81               48               51                 48                59
                                           ------------      -----------        ---------         ----------        ----------
                                           $      1,677      $       909       $      718         $      719        $      822
                                           ============      ===========       ==========         ==========        ==========

   Earnings (loss):
      from continuing operations           $        204      $        39       $     (28)         $    (191)        $     (31)
      total                                $        204      $        37       $     (28)         $    (197)        $     (32)

   Earnings (loss) per ordinary share:
      from continuing operations           $       0.62      $      0.04       $   (0.32)         $   (1.36)        $   (0.37)
      total                                $       0.62      $      0.03       $   (0.32)         $   (1.39)        $   (0.37)

   Dividends declared:
     per ordinary share                    $        NIL      $       NIL       $      NIL         $      NIL        $      NIL
     per Series 1 preference share (1)     $       0.58      $      0.36       $     0.32         $      NIL        $     0.05

   STATEMENTS OF CASH FLOWS
   Operating activities
      Cash generated from
      continuing operations                $        592      $       440       $      292                232        $      272
   Other operating activities, net                   29             (68)             (17)               (47)               (3)
                                           ------------      -----------       ----------         ----------        ----------
                                                    621              372              275                279               269

   Investing activities                         (1,936)            (743)            (635)              (164)               180
   Dividends (1)                                   (69)             (42)             (35)                  0              (13)
   Financing activities                           1,691              229             (87)              (304)             (147)
                                           ------------      -----------       ----------         ----------        ----------
   Increase (decrease) in cash             $        307      $     (184)       $    (482)         $    (189)        $      289
                                           ============      ===========       ==========         ==========        ==========

                                                                               December 31
                                              1997              1996               1995              1994              1993
   STATEMENTS OF FINANCIAL
      POSITION
   Total assets                            $      6,629      $     3,476       $    2,877         $    2,876        $    3,245
   Current Liabilities                            (666)            (620)            (306)              (314)             (274)
                                        ---------------    -------------     ------------       ------------      ------------
   Capital employed                               5,963            2,856            2,571              2,562             2,971
   Long-term debt                                 2,785            1,198            1,104              1,372             1,577
   Other long-term liabilities                      201              140              153                116               112
   Deferred income taxes                            307              148               91                 73               105
   Minority interest                                220                0                0                  0                 0
                                        ---------------    -------------     ------------       ------------      ------------
   Shareholders' equity (2)                $      2,450      $     1,370       $    1,223         $    1,001        $    1,177
                                        ===============    =============     ============       ============      ============

  (1) 1997 includes payment of regular and special dividends on preference shares.
  (2) Includes Series 1 preference shares of $428 million and Series 2 Preference shares of $149 million in each of 1993 through 1997.
  (3) Certain of the financial data for years prior to 1997 have been reclassified to conform with the presentation adopted for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

         Gulf Canada Resources Limited generated record cash from continuing operations of $592 million in 1997, up dramatically From $440 million in 1996 and $292 million in 1995. The Company realized earnings of $204 million in 1997 versus $37 million in 1996. The significant growth in 1997 earnings is mainly attributable to the gain on the sale of shares in Gulf's Indonesian subsidiary and reflects the value Gulf has added to the properties over the years. 1996 earnings of $37 million contrast with a 1995 loss of $28 million, which is mainly attributable to volume growth and improved commodity prices in 1996 over 1995.

         During 1997, Gulf spent $1.9 billion acquiring Clyde Petroleum plc and Stampeder Exploration Ltd. With the acquisition of Clyde, Gulf emerged as a truly international Company, complementing existing operations in Indonesia and expanding into the United Kingdom, the Netherlands and Australia. The acquisition of Clyde also added considerable international exploration opportunities. The purchase of Stampeder augmented Gulf's historically strong position in heavy oil. These transactions added significant production capability, reflected in the substantial increase in Gulf's sales volumes totaling 180,200 boe/d in 1997, up 37 per cent from 131,300 boe/d in 1996. 1996 volumes increased 18 per cent from 1995 levels of 110,100 boe/d, reflecting the effect of the Pennzoil Canada Inc. and Mannville Oil and Gas Ltd. acquisitions and increased capital expenditures.

         In addition to funding acquisitions, cash generated from operations was used to fund capital and exploration activity of $1.1 billion in 1997, up 76 per cent over 1996 spending. North American conventional oil and gas operations accounted for $499 million of the spending. In addition, Gulf spent $32 million on Syncrude, $48 million on thermal projects, $23 million on infrastructure assets, $366 million in Indonesia, $122 million on other international projects and $25 million on marketing and other corporate expenditures. 1996 spending of $644 million represented a $142 million increase over 1995 capital and exploration activity of $502 million, mainly due to a higher level of drilling activity and spending on the Corridor Block Gas Project.

         During 1997, Gulf made substantial progress in refinancing the debt incurred through the acquisition of Clyde and Stampeder. A successful offering of 23 million shares resulted in net proceeds of $232 million, and an offering of 20 year term senior notes yielded net proceeds of $304 million. In addition, approximately $700 million of new equity was issued to purchase Stampeder. The on-going divestment of non-core Western Canada oil and gas assets yielded proceeds of $451 million in 1997. In addition, a major event occurred in October when net proceeds of US$439 million were received from the public offering of 28 percent of the shares of Gulf Indonesia Resources Limited. Gulf Indonesia is listed on the New York Stock Exchange. During 1996, Gulf received proceeds of $130 million through a public issue of Gulf common stock, acquired most of Pennzoil Canada Inc.'s Western Canada assets for net cash consideration of $273 million, and issued US$250 million of senior notes due in 2006.

RESULTS FROM OPERATIONS

         Traditionally, Gulf has reported its year-to-year operations in three business segments: Western Canada conventional, Oil Sands and International. In this report, an additional segment has been added to present Gulf Indonesia separately. In addition, the Western Canada operations have been restated to reflect North American performance with the exception of the Syncrude operations which are presented separately due to the unique nature of their operations.

NORTH AMERICA - OIL & GAS

         Cash generated by North American production was $506 million in 1997, virtually unchanged from 1996. A $45 million increase attributable to the acquisition of Stampeder in August 1997 was offset by a decline in revenue as a result of asset divestitures. 1996 cash generated from operations of $504 million increased $200 million from 1995 levels mainly due to higher sales volumes and commodity prices in 1996. Net operating income declined to $113 million in 1997 from $208 million in 1996, primarily as a result of asset divestitures, lower crude oil prices, increased exploration activity, and a higher depreciation, depletion and amortization charge. 1996 net operating income almost doubled to $208 million from $107 million in 1995 for the reasons stated above.

         Net oil and gas revenues, excluding the effect of hedging, increased by $24 million to $693 million. The acquisition of Stampeder contributed $72 million and an $0.11 per mcf increase in average natural gas prices contributed $16 million. These increases were primarily offset by a 51 mmcf/d decrease in average year-over-year gas volumes due to asset sales (resulting in a $34 million decrease) and a $1.79 per barrel decline in the average realized price of crude oil in 1997 (accounting for a $27 million decrease). 1996 net oil and gas revenues of $669 million increased $248 million from $421 million in 1995. Higher commodity prices, with a $5.18 per barrel increase in the average realized liquids price and $0.45 per mcf increase in the average natural gas price, accounted for the majority of the increase, with the balance largely due to increased volumes.

         Production costs increased $24 million to $211 million in 1997, mainly attributable to Stampeder operations. Costs per unit of production increased by $0.31 per boe, which largely reflects the acquisitions. A significant proportion of high cost properties were sold near the end of 1997. 1996 production costs of $187 million increased over 1995 costs of $134 million as a result of an unusual amount of one time costs relating to production enhancements and as a result of the growth of production due to acquisitions and other capital spending.

         Acquisitions and the write-down of certain unproductive properties caused depreciation, depletion and amortization expense to increase to $295 million in 1997 compared with $235 million in 1996 and $145 million in 1995.

         Exploration expenses increased to $98 million in 1997 from $61 million in 1996, attributable on an approximately equal basis to dryhole and seismic costs. 1996 exploration expenses increased $9 million over 1995 costs of $52 million. Total capital and exploration expenditures for North America conventional oil and gas operations were $499 million in 1997, $502 million in 1996 and $427 million in 1995.

         Expenditures on thermal projects, comprising Gulf's activities in the development of steam-assisted oil recovery operations in the Surmont and Kerrobert areas, increased to $48 million in 1997 from $7 million in 1996. Spending of $31 million on the Surmont project included drilling four horizontal wells, installing new surface facilities and delineation drilling for commercial development. Expenditures of $17 million on the Kerrobert project in the four months after the acquisition of Stampeder resulted in the completion of the main steam facilities.

         Expenditures on infrastructure assets of $23 million in 1997 were investments in gas transmission and processing facilities aimed at generating revenues by providing capacity to other companies.

NORTH AMERICA - OIL & GAS

                                                                    1997            1996            1995
Volumes sold (gross)
Liquids (thousands of barrels per day)
     Conventional light crude oil                                      43.0           39.0            34.3
     Conventional heavy crude oil                                       5.4              0               0
     Natural gas liquids                                               16.4           16.1            12.4
Natural gas (millions of cubic feet per day)                          413.0            441             315
Price
Liquids (dollars per barrel)
     Conventional light crude oil                                     26.13          27.92           22.66
     Conventional heavy crude oil                                     13.71              0               0
     Natural gas liquids                                              21.43          21.35           15.74
Natural gas (unhedged)(dollars per thousand cubic feet)                1.84           1.73            1.28

NORTH AMERICA - OIL & GAS*

                                             1997                     1996                     1995
                                    $ millions    $/boe**    $ millions    $/boe**    $ millions    $/boe**
Gross oil and gas revenues               842        21.77         809        22.27          503      17.65
Royalties                               (149)       (3.84)       (140)       (3.86)         (82)     (2.87)
                                        -----    ---------   ---------    ---------   ----------   --------
Net oil and gas revenues                 693        17.93         669        18.41          421      14.78
Other revenue                             29         0.75          28         0.78           23       0.82
Operating expenses
     - Production                       (211)       (5.45)       (187)       (5.14)        (134)     (4.71)
     - Other expenses                     (5)       (0.15)         (6)       (0.17)          (6)     (0.21)
Exploration expenses                     (98)       (2.53)        (61)       (1.68)         (52)     (1.81)
Depreciation, depletion
     & amortization expense             (295)       (7.63)       (235)       (6.46)        (145)     (5.09)
                                    ---------    ---------   ---------    ---------   ----------   --------
Net operating income                     113         2.92         208         5.74          107       3.78
Non-cash items                           393        10.15         296         8.14          197       6.90
                                    ---------    ---------   ---------    ---------   ----------   -------
Cash generated                           506        13.07         504        13.88          304      10.68
                                    =========    =========   =========    =========   ==========   =======

Capital and exploration
expenditures
     - conventional oil and gas***       499                      502                       427
     - thermal projects                   48                        7                         0
     - infrastructure assets              23                        5                         1
Gross proved reserve additions          84.0                     68.8                      69.8
     (millions of boes)


* excludes hedging
** based on barrels of oil equivalents sold
*** excludes cost of injectants

SYNCRUDE

         Gulf owns a 9.03 per cent interest in the Syncrude Project. Net operating income from Syncrude increased to $62 million in 1997 from $46 million in 1996 and $32 million in 1995, the fourth consecutive year of earnings growth. Cash generated from operations has followed a similar trend, increasing to $78 million in 1997 from $65 million in 1996 and $46 million in 1995.

         Net revenues from Syncrude were $171 million in 1997 compared to $157 million in 1996, a nine per cent improvement. Crown royalties were significantly lower than the previous year as a result of the effect of a 68 per cent increase in capital expenditures and a new oil sands royalty regime, implemented on January 1, 1997. 1996 net revenues of $157 million increased $20 million over 1995 net revenues of $137 million largely attributable to a $5.37 per barrel price improvement. Syncrude experienced another record production year, with Gulf's share of sales volumes increasing to 18,600 b/d in 1997 from 18,200 b/d in 1996 as a result of the opening of a new mining train in the North Mine and a higher bitumen conversion yield. Partially offsetting this increase in net revenues was a $1.38 per barrel decline in prices in 1997. 1996 volumes remained virtually unchanged at 18,200 b/d from 1995 levels of 18,100 b/d.

         Gulf's share of capital expenditures in Syncrude increased to $32 million in 1997 from $19 million in 1996, attributable to the new North Mine train, debottlenecking extraction and upgrading facilities and development work on the Aurora Mine. Capital expenditures in 1996 of $19 million remained unchanged from 1995.

SYNCRUDE

                                        1997                  1996                 1995
                                $ millions  $/bbl    $ millions    $/bbl  $ millions    $/bbl
Gross oil revenues                   189    27.84      194           29.22       158        23.85
Royalties                            (18)   (2.64)     (37)          (5.56)     (21)        (3.13)
                                  ------  -------     ----         -------      ---       -------
Net oil revenues                     171    25.20      157           23.66      137         20.72
Other revenue                          1     0.07        1            0.11        0             0
Operating expenses                   (94)  (13.84)     (93)         (13.95)     (91)       (13.83)
Depreciation, depletion &
      amortization expense           (16)   (2.33)     (19)          (2.84)     (14)        (2.09)
                                  ------  -------     ----         -------      ---       -------
Net operating income                  62     9.10       46            6.98       32          4.80
Non-cash items                        16     2.33       19            2.86       14          2.12
                                  ------  -------     ----         -------      ---       -------
Cash generated                        78    11.43       65            9.84       46          6.92
                                  ======  =======     ====         =======      ===       =======

Capital and exploration
      expenditures                    32                19                       19
Gross proved reserve additions      39.1                 0                      4.9
     (millions of barrels)
Gross barrels sold                  18.6              18.2                     18.1
     (thousands of barrels per day)


INDONESIA

         Gulf owns 72 per cent of Gulf Indonesia Resources Limited and consolidates 100 per cent of their results. The Indonesian segment consists of onshore operations, which are mainly focused on the island of Sumatra, and offshore operations located in the West Natuna Sea.

         Cash generated from operations of $115 million increased $45 million from 1996, reflecting in large part the impact of the Company's February 1997 acquisition of Clyde Petroleum plc's Indonesian asset, the Kakap production sharing contract (PSC) in the West Natuna Sea. 1996 cash generated from operations of $70 million increased $11 million from $59 million in 1995 due to higher revenues resulting from improved crude prices in 1996.

         1997 net operating income of $34 million was unchanged from the prior year. The Kakap PSC acquisition contributed $19 million in earnings in 1997, which was offset by higher dry hole write-offs associated with Indonesia's increased exploration program. 1996 net operating income of $34 million increased $16 million from 1995 due mainly to higher net revenues.

         Net oil revenue for 1997 was $160 million compared to $99 million for the same period last year, a $61 million increase. The Kakap PSC accounted for the majority of the increase. Net revenue from onshore operations remained relatively flat year-over-year as reduced government take was offset by a $1.26 per barrel decline in the 1997 average realized crude oil price. 1996 net oil revenues increased $13 million compared to 1995 net oil revenues of $86 million, due to an improvement in the 1996 average sales price per barrel.

         Operating expenses for 1997 fell to $5.43 per barrel ($45 million) from $5.65 per barrel ($29 million) in 1996, largely as a result of the addition of lower-cost production from the Kakap PSC. As well, 1997 operating expenses for onshore operations reflect the impact of additional workover activity to maintain production levels. Operating expenses remained consistent between 1996 and 1995 at $29 million.

         Exploration expenses increased $19 million to $26 million for 1997 due to the increased level of activity in 1997. The Company drilled 12 exploration wells in 1997 compared with five wells in 1996. Of the total exploration wells drilled, five exploratory wells were dry in 1997 and two were dry in 1996. 1996 exploration expenses decreased by $3 million from $10 million in 1995.

         Capital expenditures and exploration expenses significantly increased from $78 million in 1996 to $366 million in 1997. During 1997, Gulf incurred approximately $246 million associated with the construction of the Corridor Block Gas Project, compared to approximately $37 million in 1996. As well, 1997 included $28 million of capital expenditures and exploration expenses related to the Kakap PSC. 1996 expenditures of $78 million increased from $31 million in 1995 mainly due to the Corridor Block Gas Project.

         During the latter part of 1997 and into 1998, Indonesia's economy suffered severe setbacks. One of the factors that precipitated this situation was a decline in value of the Indonesian rupiah against the U.S. dollar. These currency fluctuations are not expected to have a material long-term impact on Gulf's financial position as all current revenues are U.S. dollar-denominated, all major contracts entered into are in U.S. dollars and rupiah-denominated expenses are limited to approximately 10-15 per cent of the Company's overall expenditure profile. In addition, upon start-up of the Corridor Block Gas Project in late 1998, natural gas will be exchanged for exportable Duri crude oil pursuant to a long-term 15-year contract.

INDONESIA

                                                  1997                      1996                     1995
                                          $ millions     $/bbl     $ millions     $/bbl     $ millions     $/bbl
Gross oil revenues                            218         26.55         139        27.34         119        23.60
Royalties                                     (58)        (7.11)        (40)       (7.81)        (33)       (6.55)
                                         ---------     ---------   ---------    ---------   ---------    ---------
Net oil revenues                              160         19.44          99        19.53          86        17.05
Other revenue                                   0             0           0            0           2         0.33
Operating expenses                            (45)        (5.43)        (29)       (5.65)        (29)       (5.63)
Exploration expenses                          (26)        (3.12)         (7)       (1.44)        (10)       (2.06)
Depreciation, depletion &
     amortization expense                     (55)        (6.67)        (29)       (5.71)        (31)       (6.06)
                                         ---------     ---------   ---------    ---------   ---------    ---------
Net operating income                           34          4.22          34         6.73          18         3.63
Non-cash items                                 81          9.79          36         7.15          41         8.12
                                         ---------     ---------   ---------    ---------   ---------    --------
Cash generated                                115         14.01          70        13.88          59        11.75
                                         =========     =========   =========    =========   =========    ========

Capital and exploration expenditures          366                        78                       31
Gross proved reserve additions               46.9                      95.1                      3.2
     (millions of boes)
Gross barrels sold                           22.5                      13.9                     13.8
     (thousands of barrels per day)

OTHER INTERNATIONAL

         The other international segment was expanded in 1997 with the acquisition of Clyde Petroleum plc. This segment's operations now include the North Sea in the United Kingdom, the Netherlands, and Australia. International exploration prospects include Algeria, Yemen, the Ivory Coast, the Falklands and various offshore areas surrounding Australia. In early 1998, Gulf announced that it had acquired significant assets in Mongolia with existing infrastructure and exploration potential.

   UNITED KINGDOM

         United Kingdom North Sea crude oil sales averaged 17,000 b/d. Cash generated from operations was $118 million and net operating income was $39 million. The major fields contributing to cash generation include Wytch Farm, Andrew and Gryphon. Capital and exploration spending of $46 million was focused on the producing assets and the partner-operated Ross field, where production is expected to begin by the fourth quarter of 1998. Exploration writeoffs and depreciation expense were $11 million and $69 million respectively.

   NETHERLANDS

         Netherlands North Sea gas sales of 62 mmcf/d generated cash of $65 million and net operating income of $12 million. Total capital and exploration expenditures were $31 million. The majority of the capital expenditures were in the "P" quadrant area. Exploration write-offs and depreciation expense were $4 million and $49 million respectively.

   OTHER INTERNATIONAL

         Gulf's other international holdings reported liquid sales of 1,750 b/d and natural gas sales of 22 mmcf/d, resulting in cash generation of $28 million and net operating income of $1 million. Capital and exploration expenditures in Australia, Algeria, Yemen, Argentina and the Ivory Coast amounted to $45 million. Exploration expense was $11 million, relating primarily to activity in Yemen and Australia and depreciation expense was $15 million.

OTHER INTERNATIONAL*

                                                                                    1997
                                                                         $ millions         $/boe
Gross oil and gas revenues                                                    264           21.84
Royalties                                                                     (12)          (1.00)
                                                                        ----------      ----------
Net oil and gas revenues                                                      252           20.84
Other revenue                                                                   8            0.65
Operating expenses                                                            (49)          (4.07)
Exploration expenses                                                          (26)          (2.17)
Depreciation, depletion & amortization expense                               (133)         (11.04)
                                                                        ----------      ----------
Net operating income                                                           52            4.21
Non-cash items                                                                159           13.20
                                                                        ----------      ---------
Cash generated                                                                211           17.41
                                                                        ==========      =========

Capital and exploration expenditures                                          122
Gross proved reserve additions (millions of boe's)                           26.5
VOLUMES SOLD (GROSS)
Liquids (thousands of barrels per day)                                         19
Natural gas (millions of cubic feet per day)                                   84
PRICE
Liquids (unhedged, dollars per barrel)                                      23.96
Natural gas (dollars per thousand cubic feet)                                3.16
* excludes hedging

CORPORATE

         Gulf's consolidated net earnings were $204 million, up from $37 million in 1996 and a $28 million loss in 1995. Total cash generated from operations also increased substantially to $592 million in 1997 from $440 million in 1996 and $292 million in 1995. In addition to the preceding operating segment results, corporate financial performance was influenced by the following factors:

         Gulf's commodity hedging activity reduced pre-tax earnings and cash generation by $22 million in 1997, compared with a net loss of $69 million in 1996 and a $17 million hedging gain in 1995. The Company's hedging program is designed to mitigate downside risk while providing Gulf with a reliable level of cash flow upon which to base capital expenditure.

         Finance charges for 1997 were $222 million, up $143 million from 1996. The change is primarily related to an increase of $79 million in interest expense on long-term debt and an increase in net short-term interest expense of $72 million. The increase in net short-term interest expense is primarily related to the acquisition of Clyde and is compared with $54 million in net interest earned during the same period last year, mainly related to an income tax refund. 1996 finance charges of $79 million had decreased from $135 million in 1995, primarily as a result of the interest income on the 1996 income tax refund.

         On a unit-of-production basis, general and administrative costs were $0.98 per boe compared with $1.02 for 1996. General and administrative expenses for 1997 increased $15 million to $64 million due primarily to the addition of the Clyde and Stampeder operations. 1996 general and administrative costs of $49 million had declined slightly over 1995 levels of $53 million.

         The Indonesian IPO resulted in a pre-tax gain of $417 million. This gain was partially offset by $117 million of write-offs and one-time items to reduce the carrying value of properties to their estimated realizable values in anticipation of future disposal. Included in the write-offs were a $67 million charge associated with the planned divestment of Gulf's Mount Klappan coal property and a $47 million write-down of North American oil and gas assets. These writedowns were mitigated by a $42 million net gain on Western Canada asset disposals.

         Gulf's plan to annuitize its defined benefit pension plan resulted in a 1997 charge of $53 million relating to deferred pension expenses. 1997 earnings were also impacted by $14 million of restructuring charges relating to organizational changes. In 1995 a $24 million charge was recorded relating to future lease costs on office space no longer required.

CORPORATE AND OTHER

(millions of dollars)                                               1997         1996         1995
Hedging gains (losses), net                                         (22)         (69)          17
Net gain on asset disposals and provision for future losses         342            5            6
Other revenue                                                        43           19           26
Operating expenses - other                                           (7)          (5)          (4)
Exploration expenses                                                  0           (2)          (5)
Depreciation, depletion &amortization expense                        (5)          (6)          (3)
Pension settlement and restructuring charges                        (67)          (4)         (24)
General and administrative expenses                                 (64)         (49)         (53)
Finance charges, net                                               (222)         (79)        (135)
Income tax expense                                                  (59)         (59)         (10)
Minority shareholders' interest                                       4            0            0
                                                               ---------    ---------    --------
Net loss                                                            (57)        (249)        (185)
Non-cash items                                                     (261)          50           68
                                                               ---------    ---------    --------
Cash required                                                      (318)        (199)        (117)
                                                               =========    =========    =========

LIQUIDITY AND CAPITAL RESOURCES

         Gulf's 1997 capital and investing requirements were funded by record cash generated from continuing operations of $592 million and proceeds from equity and debt offerings. In October, Gulf completed the sale of 24,150,000 shares representing 28 per cent of the shares of Gulf Indonesia Resources Limited for net proceeds of US$439 million. These proceeds plus almost $500 million of proceeds from the sale of non-core assets were applied to reduce debt associated with acquisitions.

         Gulf's acquisitions of Clyde and Stampeder, for a total of $1.9 billion were the most important investing activities in 1997. The Clyde acquisition was financed through a public offering of 23 million Gulf ordinary shares for net cash proceeds of $232 million, the issuance of US$225 million senior notes due 2017 for net proceeds of $304 million, and through the assumption of approximately $800 million of other long-term debt. Gulf syndicated its debt maturities associated with the operations and acquisition of Clyde into a US$700 million bank facility that was reduced to a US$500 million facility by year end. The Company issued approximately $700 million of equity to acquire Stampeder in August 1997.

         Proceeds from the issue of long-term debt were $1.6 billion versus $500 million in 1996, and 1997 debt repayments totaled $897 million versus $421 million in 1996. Short-term debt was reduced to $51 million at December 31, 1997, down $172 million from $223 million at year end 1996. As of December 31, 1997, Gulf had $1.3 billion available under committed credit facilities, of which $1 billion had been drawn. It also had available uncommitted operating bank lines totaling approximately $470 million, of which $51 million had been drawn, and $188 million of cash, a portion of which is earmarked for 1998 capital spending in Indonesia. The Company, along with its partners, has a limited recourse credit facility for US$450 million (US$270 million net to Gulf) in connection with the Corridor Block Gas Project. At December 31, 1997, US$150 million (Gulf's share) of the facility had been drawn.

         In the fourth quarter, Gulf paid all preferred share dividends in arrears, repaying the December 31, 1996 outstanding balance of $45 million.

         Gulf's 1998 capital budget is currently $1.1 billion. Major budgeted 1998 capital expenditures include approximately 52 per cent for North American exploratory drilling and facilities, plus heavy oil and oil sands development; 33 per cent for the Corridor Block and other gas projects in Indonesia; and 15 per cent for other international activities. Gulf currently expects to finance this budget with internally generated cash flows, the proceeds from non-strategic asset sales, and non-recourse Corridor Project borrowing.

CAPITAL EXPENDITURES AND EXPLORATION EXPENSES

(millions of dollars)                            1997          1996          1995
Canada
     - Conventional oil and gas*                   540           469           427
     - Syncrude                                     32            19            19
United States                                       48            55            12
Indonesia                                          366            78            31
Other international                                122             3             1
Corporate and other                                 25            20            12
                                             ---------     ---------     ---------
                                                 1,133           644           502
                                             =========     =========     =========

*Includes cost of injectants                        18            10            11


RISK MANAGEMENT

FOREIGN EXCHANGE

         Gulf's results from operations are affected by the Canadian/U.S. dollar exchange rate. Prices for substantially all of Gulf's Western Canada oil production and approximately 35 per cent of its natural gas production are U.S. dollar denominated, while most of its expenses (with the exception of international operations and interest costs on U.S. dollar-denominated debt), are denominated in Canadian dollars. Accordingly, a decline in the value of the Canadian dollar relative to the U.S. dollar has the effect of increasing revenues relative to expenses, although such a reduction in the relative value of the Canadian dollar results in unrealized foreign exchange losses on Gulf's U.S. dollar-denominated debt.

         To mitigate the impact of exchange rate fluctuations on revenues, Gulf attempts to hedge its U.S. dollar exposure in two ways. First, it seeks to incur its debt in U.S. dollars. Second, it undertakes forward sales of U.S. dollars into Canadian dollars. As of February 28, 1998, Gulf had entered into forward contracts to exchange US $465 million in 1998, US $175 million in 1999, US $180 million in 2000 and US $210 million in 2001 for Canadian dollars at exchange rates between US $0.68 and US $0.78, with an average rate of approximately
US $0.74. Both of these strategies offer benefits to the Company in the event of a decline in the U.S. dollar relative to the Canadian dollar by decreasing its Canadian dollar equivalent cost of debt service obligations and by creating a gain on the forward sales of U.S. dollars. These benefits partially offset any decline in revenues resulting from such devaluation of the U.S. dollar. Conversely, these strategies will partially offset any increase in revenues that the Company would derive from a stronger U.S. dollar. Because the U.S. dollar has strengthened relative to the Canadian dollar since much of the Company's debt was incurred, Gulf has experienced unrealized foreign exchange losses that have partially offset the beneficial impact of the U.S. dollar's appreciation on its revenues. As at December 31, 1997, the Canadian dollar equivalent of Gulf's U.S. dollar-denominated debt had increased by $254 million since the debt was incurred. Under Canadian GAAP, $115 million ($85 million after tax) of this increase had been amortized against earnings as of December 31, 1997, leaving a $139 million balance ($103 million after tax) which will be amortized over the remaining term of the debt. Under U.S. GAAP the full amount would have been charged to earnings.

COMMODITY PRICE

         Gulf's results of operations are dependent upon the difference between prices received for its oil and natural gas production and the costs to find and produce such oil and natural gas. The prices received for a substantial portion of the Company's oil and natural gas liquids are related to the spot price of WTI crude oil. Oil and natural gas prices have been and, in the future, are expected to remain volatile and subject to fluctuations based on a number of economic factors. During 1997, prices for natural gas production in Canada and the United States were higher than those prevailing during 1996. However, prices for Western Canada natural gas production were low during 1997 relative to prices for natural gas in certain U.S. markets due to export pipeline constraints and related over-supply in Western Canada.

         Gulf maintains active risk management programs to mitigate the financial impacts of fluctuating commodity prices, providing protection against falling commodity prices while retaining some upside potential. As of December 31, 1997, the Company had sold forward 10,833 b/d of liquids production in 1998 at an average minimum price of US$19.46 and a maximum price of US$22.98 and approximately 95 mmcf/d of 1998 gas production at an average plant gate price of approximately C$1.80 per mcf (assuming a U.S/Canadian dollar exchange rate of US$0.72). These prices were achieved using a combination of physical sales and financial forward sales and options. In addition, Gulf has fixed the basis differential through gas aggregator sales, direct physical sales and the use of financial transactions between Henry Hub, Louisiana (the pricing location used by the New York Mercantile Exchange) and Alberta (Nova Inventory Transfer) on approximately 115 mmcf/d at an average level of approximately US$0.80 discount per million British Thermal Units (BTU). In February 1998, Gulf entered into a swap transaction to fix the price on 28,000 b/d of oil production at US$ 19.73 during the last six months of 1998.

         Gulf's Board of Directors has authorized commodity trading activities, provided that the Company's total risk of loss shall not exceed $5 million at any time. The authorities include limits on both the number of uncovered cumulative positions and maximum dollar loss amounts. Control is maintained through the separation of trading and accounting functions as well as through daily mark-to-market reporting. Gulf has not engaged in any significant speculative foreign exchange or commodity price transactions.

YEAR 2000

         On January 1, 2000 many of the world's date sensitive computer systems could begin to fail due to programming that may lead them to read "00" as 1900. This issue, commonly referred to as "Year 2000" or "Y2K" is gaining prominence as the new millennium approaches. Gulf believes its greatest vulnerability lies in its operating and control systems throughout its worldwide operations and with certain external service providers. In addition, Gulf believes that the Year 2000 is a global issue that requires a cross-industry focus.

         During 1997, Gulf established a task force to assess and implement required changes. The task force developed a plan that will be implemented in quarterly phases throughout 1998 to ensure that all Gulf companies will continue to operate into and beyond 2000. Gulf expects that it will determine the timing, costs and resources required by the end of the second quarter. Gulf believes there is sufficient preparedness planning under way to ensure that the Year 2000 will not impact Gulf's business materially.

SENSITIVITIES

         Based on current production, price estimates and current hedge positions, the estimated effect on the Company's financial results for 1998 of a change in the following factors is set out below:

                                                                                CASH GENERATED FROM
                                                                               CONTINUING OPERATIONS
                                                                               ---------------------
                                                                               (MILLIONS OF DOLLARS)
Production volumes          Oil and liquids - 1,000 b/d                                    4
                            Natural gas - 10 mmcf/d                                        3

Prices(1)                   WTI oil - US$1.00 per bbl                                     50
                            Natural gas (Canada) - C$0.10 per mcf                         12

Exchange rate(1)            US$/C$ - One cent                                              4

Interest rate(1) (2)        1 per cent                                                     5

(1) The impact of hedging contracts in place at February 28, 1998 has been included.

(2) The effect on cash flow is mitigated by capitalization of interest associated with the Corridor Block Gas Project.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           MANAGEMENT'S RESPONSIBILITY
                            FOR FINANCIAL STATEMENTS

         The management of Gulf Canada Resources Limited (Gulf) is responsible for preparing the accompanying consolidated financial statements. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in Canada and are necessarily based in part on management's best estimates and judgments. When alternative accounting methods exist, management has chosen those it deems most appropriate in the circumstances. The financial information included elsewhere in the Annual Report is consistent with that contained in the consolidated financial statements.

         Gulf maintains a system of internal control including an internal audit function. Management believes that this system of internal control provides reasonable assurance that financial records are reliable and form a proper basis for preparation of financial statements. The internal control process includes communication to employees of Gulf's standards for ethical business conduct.

         The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal controls. The Board exercises this responsibility through its Audit Committee, none of whom are officers or employees of Gulf. The Committee meets with management, its internal auditors and the independent auditors to satisfy itself that each group is properly discharging its responsibilities and to review the consolidated financial statements and the independent auditors' report. The Audit Committee reports its findings to the Board of Directors for consideration in approving the consolidated financial statements for issuance to the shareholders. The Committee also considers, for review by the Board and approval by the shareholders, the engagement or re-appointment of the external auditors.

         The consolidated financial statements have been examined by the independent auditors, Ernst & Young, and their report follows. The independent auditors have full and free access to the Audit Committee.


  /s/ R. H. Auchinleck                    /s/ C. S. Glick
  R.H. Auchinleck                         C.S. Glick
  PRESIDENT AND CHIEF EXECUTIVE OFFICER   SENIOR VlCE-PRESIDENT, CORPORATE AND
                                          CHIEF FINANCIAL OFFICER


         CALGARY, CANADA
         FEBRUARY 19, 1998

                                AUDITOR'S REPORT

TO THE SHAREHOLDERS OF GULF CANADA RESOURCES LIMITED:

         We have audited the consolidated statements of financial position of Gulf Canada Resources Limited as at December 31, 1997 and 1996 and the consolidated statements of earnings (loss) and retained earnings (deficit) and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

         In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1997 in accordance with accounting principles generally accepted in Canada.


Ernst & Young
Chartered Accountants

Calgary, Canada
February 18, 1998

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                         AND RETAINED EARNINGS (DEFICIT)

                                                                         Year ended December 31
(millions of dollars - except per share amounts)            1997                  1996                 1995
EARNINGS (LOSS)

REVENUES
Net oil and gas                                      $          1,254     $            856     $           661
Gain on sale of shares by subsidiary (Note 1)....                 417                    0                   0
Net gain on asset disposals and provision
  for future losses (Note 2)                                      (75)                   5                   6
Other                                                              81                   48                  51
                                                     ----------------     ----------------     ---------------
                                                                1,677                  909                 718
                                                     ----------------     ----------------     ---------------

EXPENSES
Operating     - production                                        399                  309                 254
              - other                                              12                   11                  10
Exploration                                                       150                   70                  67
General and administrative                                         64                   49                  53
Depreciation, depletion and amortization                          504                  289                 193
Pension settlement and restructuring charges
  (Note 2)                                                         67                    4                  24
Finance charges, net (Note 3)                                     222                   79                 135
Income tax expense (Note 4)                                        59                   59                  10
Minority shareholders' interest                                    (4)                   0                   0
                                                     ----------------     ----------------     ---------------
                                                                1,473                  870                 746
                                                     ----------------     ----------------     ---------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                        204                   39                 (28)
Discontinued operations                                             0                   (2)                  0
                                                     ----------------     ----------------     ---------------
EARNINGS (LOSS) FOR THE YEAR                         $            204     $             37     $           (28)
                                                     ================     ================     ===============


PER ORDINARY SHARE (Note 5)
Earnings (loss) from continuing operations           $           0.62     $           0.04     $         (0.32)
Earnings (loss)                                      $           0.62     $           0.03     $         (0.32)


RETAINED EARNINGS (DEFICIT)

BALANCE, BEGINNING OF YEAR                           $              0     $             (8)    $        (1,129)
Earnings (loss) for the year                                      204                   37                 (28)
Dividends declared on preference shares
  (Note 14)                                                       (23)                 (29)                (37)
Deficit elimination (Note 14)                                       0                    0               1,186
                                                     ----------------     ----------------     ---------------
BALANCE, END OF YEAR                                 $            181     $              0     $            (8)
                                                     ================     ================     ===============


(See summary of significant accounting policies and notes to consolidated financial statements.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         YEAR ENDED DECEMBER 31
(millions of dollars)                                1997         1996        1995
OPERATING ACTIVITIES
EARNINGS (LOSS) FROM CONTINUING OPERATIONS         $   204      $    39      $   (28)
NON-CASH ITEMS INCLUDED IN EARNINGS (LOSS)
     Depreciation, depletion and amortization          504          289          193
     Net gain on asset disposals and provision
       for future losses                              (342)          (5)          (6)
     Amortization of deferred foreign
       exchange losses (Note 3)                         17           15           52
     Pension settlement and restructuring
       charges (Note 2)                                 53            0           25
     Exploration expense                               150           70           67
     Deferred incomes taxes (Note 4)                    17           41           (3)
     Other                                             (11)          (9)          (8)
                                                   -------      -------      -------

CASH GENERATED FROM CONTINUING OPERATIONS              592          440          292
Other long-term liabilities                            (10)         (15)          20
Changes in non-cash working capital (Note 6)            43          (44)         (21)
Other, net                                              (4)          (9)         (16)
                                                   -------      -------      -------
                                                       621          372          275
                                                   -------      -------      -------

INVESTING ACTIVITIES
Proceeds on asset disposals                          1,099          278           51
Acquisitions (Note 7)                               (1,944)        (284)        (216)
Capital expenditures and exploration expenses       (1,133)        (644)        (502)
Changes in non-cash working capital (Note 6)             3          (21)          62
Other, net                                              39          (72)         (30)
                                                   -------      -------      -------
                                                    (1,936)        (743)        (635)
                                                   -------      -------      -------

DIVIDENDS
Regular dividends declared on
     preference shares                                 (23)         (29)         (37)
Special dividends declared on preference
     shares (Note 14)                                  (45)         (13)           0
Changes in non-cash working capital (Note 6)            (1)          (0)           2
                                                   -------      -------      -------
                                                       (69)         (42)         (35)
                                                   -------      -------      -------

FINANCING ACTIVITIES
Proceeds from issue of long-term debt                1,628          500          281
Long-term debt repayments                             (897)        (421)        (663)
Issue of equity                                        964          150          295
Other                                                   (4)           0            0
                                                   -------      -------      -------
                                                     1,691          229          (87)
                                                   -------      -------      -------

Increase (decrease) in cash                            307         (184)        (482)
Cash at beginning of year                             (170)          14          496
                                                   -------      -------      -------
Cash at end of year (1)                            $   137      $  (170)     $    14
                                                   -------      -------      -------

(1) Comprises cash and short-term investments, net of short-term loans.

(See summary of significant accounting policies and notes to consolidated financial statements.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                 DECEMBER 31
(millions of dollars)                                         1997        1996
ASSETS
CURRENT
Cash and short-term investments                              $   188      $    53
Accounts receivable (Note 15b)                                   346          295
Other (Note 8)                                                   121           83
                                                             -------      -------
                                                                 655          431
INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS (Note 9)          238          236
PROPERTY, PLANT AND EQUIPMENT (Note 10)                        5,736        2,809
                                                             -------      -------
                                                             $ 6,629      $ 3,476
                                                             =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Short-term loans (Note 12)                                   $    51      $   223
Accounts payable                                                 420          277
Current portion of long-term debt (Note 12)                       29            0
Current portion of other long-term liabilities (Note 13)          37           34
Other (Note 11)                                                  129           86
                                                             -------      -------
                                                                 666          620

LONG-TERM DEBT (Note 12)                                       2,785        1,198
OTHER LONG-TERM LIABILITIES (Note 13)                            201          140
DEFERRED INCOME TAXES                                            307          148
MINORITY INTEREST                                                220            0
                                                             -------      -------
                                                               4,179        2,106
                                                             -------      -------

Commitments and contingent liabilities (Note 16)
SHAREHOLDERS' EQUITY
Share capital (Note 14)
     Senior preference shares                                    577          577
     Ordinary shares                                           1,660          687
Contributed surplus                                               35           80
Retained earnings                                                181            0
Foreign currency translation adjustment                           (3)          26
                                                             -------      -------
                                                               2,450        1,370
                                                             -------      -------
                                                             $ 6,629      $ 3,476
                                                             =======      =======

(See summary of significant accounting policies and notes to consolidated financial statements



APPROVED BY THE BOARD


/s/ Robert H. Allen                          /s/ Walter B. O'Donoghue
Robert H.  Allen                             Walter B. O'Donoghue
DIRECTOR                                     DIRECTOR

                             SUMMARY OF SIGNIFICANT
                               ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Gulf Canada Resources Limited
(Gulf) include the accounts of all subsidiary companies, with the exception of Asamera Minerals Inc. which is accounted for as a discontinued operation. Substantially all of the activities of Gulf are conducted jointly with others and these financial statements reflect the proportionate interest in such activities. Investments in companies in which Gulf exercises significant influence are accounted for on the equity basis.

PROPERTY, PLANT AND EQUIPMENT

         The successful efforts method of accounting is followed for oil and gas exploration and development costs. The initial acquisition costs of oil and gas properties and the costs of drilling and equipping successful exploratory wells are capitalized. The costs of unsuccessful exploration wells are charged to earnings. All other exploration costs are charged to earnings as incurred. All development costs, including the cost of liquid injectants used in enhanced oil recovery projects, are capitalized. Maintenance and repairs are charged to earnings; renewals and betterments, which extend the economic life of the assets, are capitalized.

         Capitalized costs of proved oil and gas properties are amortized using the unit-of-production method based on estimated proved oil and gas reserves. Depreciation of plant and equipment is based on estimated remaining useful lives of the assets using either the straight-line method or the unit-of-production method. Individually insignificant unproved properties are amortized on a group basis at rates determined after considering past experience and lease terms. Certain costs relating to significant acquisitions and major projects remain undepreciated pending evaluation or completion of development.

         As changes in circumstances warrant, the net carrying values of proved properties, plant and equipment are assessed to ensure that they do not exceed future cash flows from use. Capitalized costs of significant unproved properties are also assessed regularly to determine whether an impairment in value has occurred.

ENVIRONMENTAL AND SITE RESTORATION LIABILITIES

         Future obligations for site restoration costs, including dismantling plants and abandoning properties, are provided for using the unit-of-production method or, where appropriate, the estimated remaining useful lives of the related assets. Accruals for other potential environmental remediation obligations, such as those related to discontinued downstream operations, are made when management believes that Gulf has an obligation for remediation and the anticipated costs can be estimated within a reasonable range.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of self-sustaining foreign subsidiaries are translated into Canadian dollars at year-end exchange rates. The resulting unrealized exchange gains or losses are reflected in shareholders' equity. Revenues and expenses are translated using the average rates of exchange during the year.

         Assets and liabilities of all other foreign subsidiaries and all other transactions in foreign currencies are translated into Canadian dollars at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at year-end exchange rates. Exchange gains or losses are included in earnings with the exception of the unrealized gains or losses on translation of long-term monetary liabilities, which are deferred and amortized over the remaining terms of such liabilities on a straight-line basis.

PENSIONS AND OTHER POST-RETIREMENT BENEFITS

         The pension plans, which cover North American employees, have both defined benefit and defined contribution options, which are company funded. The cost of the defined benefit option reflects management's best estimates of the pension plan's expected investment yields, salary escalation, mortality of members, terminations and the ages at which members will retire. Defined benefit pension plan assets are reported at market values. Adjustments arising from plan amendments, transitional surplus, experience gains and losses and changes in assumptions are amortized on a straight-line basis over the estimated average remaining service lives of the employees. The cost of the defined contribution option reflects specific amounts contributed on behalf of participating employees during the year.

         The costs of post-retirement benefits other than pensions, including dental, medical and life insurance, are accounted for on a cash basis

DERIVATIVE INSTRUMENTS

         The Company enters into various contracts -- physical and financial forward sales contracts and options -- to manage its exposure to changes in commodity prices and exchange rates (Note 15). Gains and losses on the contracts that are used to hedge such exposures on future transactions are recognized in the financial statements when the related transactions occur, and are included in the measurement of such transactions. Changes in the market values of derivatives that are not hedges, or that arise subsequent to when they cease to be effective hedges, are recognized as gains and losses in the earnings of each period. Such gains or losses, which have not been significant, are recorded in other revenues.

A derivative is treated as a hedge when all of the following criteria are met:

         - The Company has an identified risk exposure to commodity prices, exchange rates, interest rates or some other risk factor related to an asset or a liability, a contractual commitment or a reasonably certain future transaction.

         - The derivative is reasonably assured to be effective in reducing this risk. Reasonable assurance of effectiveness is considered to be at least an 80% negative correlation between the cash flows of the derivative and those of the position to be hedged, in relation to the identified risk.

         - Management intends to use the derivative to hedge the exposure. The derivative is therefore designated a hedge at its inception. The designation of a derivative as a hedge is never made nor reversed retroactively

         If a hedge is terminated early, or if the designation of a derivative as a hedge is discontinued, any accumulated gain or loss up to that time continues to be deferred until the hedged transaction occurs. If the term of a derivative used as a hedge extends beyond the date of the hedged transaction, any deferred gain or loss at that date is included in the measurement of the hedged transaction; gains and losses thereafter are recognized in earnings on an accrual basis. If a hedged transaction ceases to be reasonably certain of occurrence, any deferred gain or loss on the hedge is recognized in income immediately

         The Company also enters into interest rate swap agreements to manage interest rate risk. The initial cost of the contract is amortized over its life, while changes in market value are recognized on an accrual basis as part of net finance charges.

INCOME TAXES

         The Company follows the tax allocation method of accounting for income taxes. Under this method, deferred income taxes are recorded to the extent that income taxes otherwise payable are reduced by capital cost allowances and exploration and development costs in excess of the depletion and depreciation provisions recorded in the accounts.

MEASUREMENT UNCERTAINTY

         Certain items recognized in the financial statements are subject to measurement uncertainty. The recognized amounts of such items are based on the Company's best information and judgment. Such amounts are not expected to change materially in the near term. These include:

         - The amounts recorded for depletion, depreciation, amortization and impairment of property, plant and equipment and for future site restoration costs depend on estimates of oil and gas reserves or the economic lives and future cash flows from related assets. The provision for future site restoration costs also depends on estimates of such costs.

         - The recognized amounts of other potential environmental claims and liabilities depend on estimates of the magnitude and probability of future costs.

         - The values of pension obligations and assets and the amount of pension costs charged to earnings depend on certain actuarial and economic assumptions.

         - The amounts recorded for assets and liabilities of acquired companies depend on estimates of their fair values on the acquisition date and are subject to subsequent adjustment over a one year period.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
 (tabular amounts expressed in millions of dollars except where otherwise noted)

1.       GAIN ON SALE OF SHARES BY SUBSIDIARY

         On September 29, 1997, Gulf completed a public offering of 28 percent of the shares of Gulf Indonesia Resources Limited (Gulf Indonesia), the Indonesian arm of its oil and gas exploration and development activities. The Company sold 24,150,000 shares of Gulf Indonesia at US$19.50 per share for cash proceeds of $602 million, net of $44 million of costs. A gain of $417 million ($384 million after tax) associated with this transaction was recognized during the third quarter of 1997. Prior to the public offering, Gulf Indonesia was a wholly-owned subsidiary of the Company.

2.    UNUSUAL ITEMS

NET GAIN ON ASSET DISPOSALS AND PROVISION FOR FUTURE LOSSES

                                                                        YEAR ENDED DECEMBER 31
                                                             1997                1996               1995

Net gain on asset disposals (a)                        $           42     $             5     $            6
Provision for expected losses on future asset
   disposals (b)                                                 (117)                  0                  0
                                                       --------------     ---------------     --------------
                                                       $          (75)    $             5     $            6
                                                       ==============     ===============     ==============


(a) In 1997, the net gain on asset disposals consisted of a $27 million gain on the sale of the remaining unit of Gulf's northern drilling system and a $15 million net gain on the sale of Western Canada oil and gas assets.
(b) The provision for expected losses on future asset disposals is the reduction to estimated realizable values in the carrying amounts of assets which the Company expects to divest. It consists of write-downs of an undeveloped coal property of $67 million, North American oil and gas assets of $47 million and other assets of $3 million.

PENSION SETTLEMENT AND RESTRUCTURING CHARGES

                                                                        YEAR ENDED DECEMBER 31
                                                             1997                1996               1995

Pension settlement (a)                                 $           53     $             0     $            0
Restructuring charges (b)                                          14                   4                 24
                                                       --------------     ---------------     --------------
                                                       $           67     $             4     $           24
                                                       ==============     ===============     ==============


(a)      PENSION SETTLEMENT

         Deferred pension costs were written off to reflect the Company's decision to commence a program to annuitize the obligations of the defined benefit pension plan (see Note 17).

(b)      RESTRUCTURING CHARGES

         The charge recorded in 1997 consists of $7 million of costs related to the relocation of the Company's executive office to Denver and $7 million of severance and other costs related to organizational changes. The charge recorded in 1996 consists mainly of severance and outplacement costs resulting from organizational changes. The charge recorded in 1995 relates primarily to future lease costs of office space no longer required as a result of significant staff reductions.

The total after-tax impact of the above adjustments was $46 million in 1997, $2 million in 1996 and $18 million in 1995.

3.       FINANCE CHARGES, NET

                                                                         YEAR ENDED DECEMBER 31
                                                            1997                  1996                 1995
CASH EXPENSES
Interest -   long-term debt                          $            182     $            103     $           101
             short-term loans                                      29                    7                   0
Interest income on short-term investments                         (11)                  (3)                (22)
                                                     ----------------     ----------------     ---------------
     Interest on net debt position (a)                            200                  107                  79
Interest on income tax funds                                        0                  (58)                (12)
Other cash charges                                                  9                   20                  22
                                                     ----------------     ----------------     ---------------
                                                                  209                   69                  89
NON-CASH EXPENSES
Amortization of deferred foreign exchange
     losses                                                        17                   15                  52
Other non-cash credits, net                                        (4)                  (5)                 (6)
                                                     ----------------     ----------------     ---------------
                                                     $            222     $             79     $           135
                                                     ================     ================     ===============


(a) Net debt includes long-term debt and short-term loans less cash and short-term investments.

4.       INCOME TAX EXPENSE

The income tax expense reflects an effective tax rate which differs from the Canadian statutory rate of 44 per cent. This difference is mainly the result of the following:

                                                                         YEAR ENDED DECEMBER 31
                                                            1997                  1996                 1995
Earnings (loss) from continuing operations
   before income taxes
     Canadian                                        $            225     $             72     $           (38)
     Foreign                                                       38                   26                  20
                                                     ----------------     ----------------     ---------------
                                                                  263                   98                 (18)
                                                     ----------------     ----------------     ---------------

Computed income tax expense (recovery) at
   the statutory rate                                $            114     $             43     $            (8)
Non-deductible and non-taxable amounts
   related to
     Net Capital Gains                                          (148)                  (7)                 (1)
     Amortization of assets with no tax
       basis                                                       47                   12                  13
     Sales of assets with no tax basis                             21                    9                   0
     Crown royalties and other payments
       to governments                                              58                   64                  39
Resource allowance                                                (46)                 (52)                (33)
Large corporations tax                                              7                    5                   4
Other                                                               6                  (15)                 (4)
                                                     ----------------     ----------------     ---------------
Income tax expense                                   $             59     $             59     $            10
                                                     ================     ================     ===============

Current                                              $             42     $             18     $            13
Deferred (recovery)                                                17                   41                  (3)
                                                     ----------------     ----------------     ---------------
Income tax expense                                   $             59     $             59     $            10
                                                     ================     ================     ===============

Foreign taxes account for $34 million, $13 million and $12 million of the current taxes and $18 million, $9 million and $3 million of the deferred taxes in 1997, 1996 and 1995, respectively.

5.       EARNINGS (LOSS) PER ORDINARY SHARE

Earnings (loss) per ordinary share were calculated after deduction of cumulative preference share dividend requirements (including those in arrears in 1995) of $23 million, $29 million and $41 million for 1997,

1996, and 1995, respectively. The weighted average number of ordinary shares outstanding was 290,873,726 for 1997, 238,156,206 for 1996, and 215,241,006 for
1995. Earnings per share on a fully diluted basis were $0.58, assuming all outstanding warrants and stock options at December 31, 1997 had been exercised in 1997.

6.       CHANGES IN NON-CASH WORKING CAPITAL

                                                                         YEAR ENDED DECEMBER 31
                                                            1997                  1996                 1995

(Increase) decrease in non-cash working
     capital
Accounts receivable (Note 15(b))                     $            (51)    $           (138)    $             5
Other current assets                                              (38)                 (28)                 (6)
Accounts payable                                                  143                   72                  61
Other current liabilities                                          43                   13                 (16)
                                                     ----------------     ----------------     ---------------
                                                                   97                  (81)                 44
Items not having a cash effect                                    (52)                  16                  (1)
                                                     ----------------     ----------------     ---------------
                                                     $             45     $            (65)    $            43
                                                     ================     ================     ===============
The change relates to the following activities:
Operating                                            $             43     $            (44)    $           (21)
Investing                                                           3                  (21)                 62
Dividends                                                          (1)                   0                   2
                                                     ----------------     ----------------     ---------------
                                                     $             45     $            (65)    $            43
                                                     ================     ================     ===============

7.       ACQUISITIONS

                                                                         YEAR ENDED DECEMBER 31
                                                            1997                  1996                 1995

Clyde Petroleum plc (a)                              $          1,056     $              0     $             0
Stampeder Exploration Ltd. (b)                                    802                    0                   0
Pennzoil Canada Inc. (c)                                            0                  273                   0
Mannville Oil & Gas Ltd. (d)                                        0                    0                 143
Other oil and gas assets                                           86                   11                  73
                                                     ----------------     ----------------     ---------------
                                                     $          1,944     $            284     $           216
                                                     ================     ================     ===============


(a)      ACQUISITION OF CLYDE PETROLEUM PLC

         Effective February 18, 1997, Gulf purchased all of the issued and outstanding common shares of Clyde Petroleum plc for 120 UK pence per share. The acquisition has been accounted for using the purchase method. Gulf's consolidated financial statements include the operating results of the acquired business from February 18,1997. The purchase price has been allocated as follows:

Property, plant and equipment                                                                  $         1,628
Investments and other assets                                                                                33
Working capital                                                                                            124
Deferred income taxes                                                                                     (100)
Long-term debt (including current portion)                                                                (449)
Other long-term liabilities                                                                                (38)
                                                                                               ---------------
                                                                                                         1,198
Less: cash and short-term investments acquired                                                            (142)
                                                                                               ---------------
                                                                                               $         1,056
                                                                                               ===============

(b)      ACQUISITION OF STAMPEDER EXPLORATION LTD.

         Effective August 28, 1997, Gulf acquired all of the issued and outstanding common shares of Stampeder Exploration Ltd. for total consideration of $802 million (including $31 million of acquisition costs) with consideration consisting of 0.69124 of a Gulf ordinary share for each Stampeder common share (Note 14) and $69 million in cash on exercise of Stampeder's option to acquire a major heavy oil property. This acquisition has been accounted for using the purchase method. Gulf's consolidated financial statements include the operating results of the acquired business from August 28,1997. The purchase price has been allocated as follows:

Property, plant and equipment                                                                    $         1,249
Working capital                                                                                              (23)
Deferred income taxes                                                                                        (47)
Long-term debt (including current portion)                                                                  (343)
Other long-term liabilities                                                                                  (23)
                                                                                                 ---------------
                                                                                                             813
Less: cash and short-term investments acquired                                                               (11)
                                                                                                 ---------------
                                                                                                 $           802
                                                                                                 ===============

(C)    ACQUISITION OF PENNZOIL CANADA INC.

         Effective July 1, 1996, Gulf purchased all of the issued and outstanding common shares of Pennzoil Canada Inc. for net cash consideration of $273 million. The acquisition has been accounted for using the purchase method. Gulf's consolidated financial statements include the operating results of the acquired business from July 1, 1996 and, in addition, would not be significantly different if included from January 1, 1996. The purchase price has been allocated as follows:

         Property, plans end equipment                                                                     $ 286
         Working capital                                                                                      15
         Deferred income taxes                                                                              (22)
         Other long-term liabilities                                                                         (6)
                                                                                                           -----
                                                                                                           $ 273
                                                                                                           =====

(d)      ACQUISITION OF MANNVILLE OIL & GAS LTD.

         Effective June 22, 1995, Gulf purchased all of the issued and outstanding common shares of Mannville Oil and Gas Ltd. for $4.50 cash per share. The acquisition has been accounted for using the purchase method. Gulf's consolidated financial statements include the operating results of the acquired business from June 22, 1995 and, in addition, would not be significantly different if included from January 1, 1995. The purchase price has been allocated as follows:

         Property, plant and equipment                                                                     $ 231
         Working capital                                                                                       1
         Deferred income taxes                                                                               (2)
         Long-term debt (including current portion)                                                         (78)
         Other long-term liabilities                                                                         (5)
                                                                                                           -----
                                                                                                             147
         Less: cash and short-term investments acquired                                                      (4)
                                                                                                           -----
                                                                                                           $ 143
                                                                                                           =====

The following discloses the pro forma operating results for December 31,1997 and 1996 as though Clyde Petroleum plc and Stampeder Exploration Ltd. had been acquired at the beginning of the period:

                                                                               YEAR ENDED DECEMBER 31
                                                                         1997                         1996

Revenue                                                               $   1,883                   $   1,484
Net income                                                                  186                          36
Earnings per share (dollars)                                               0.49                        0.02

8.       OTHER CURRENT ASSETS

                                                                                    DECEMBER 31
                                                                         1997                         1996

Product inventories                                                   $      20                   $      20
Materials and supplies                                                       86                          50
Prepaid expenses                                                             12                          13
Other                                                                         3                           0
                                                                      ---------                   ---------
                                                                      $     121                   $      83
                                                                      =========                   =========


9.       INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS

                                                                                    DECEMBER 31
                                                                         1997                         1996

Deferred foreign exchange loss on long-term debt                      $     139                   $      72
Investment in equity securities                                              49                          27
Deferred long-term debt placement costs                                      40                          26
Deferred costs related to Clyde acquisition                                   0                          49
Deferred pension costs (Note 17)                                              0                          54
Other                                                                        10                           8
                                                                      ---------                     -------
                                                                      $     238                     $   236
                                                                      =========                     =======


10.      PROPERTY, PLANT AND EQUIPMENT

                                                                     ACCUMULATED
                                        GROSS INVESTMENT            DEPRECIATION,
                                            AT COST                 DEPLETION AND                      NET
                                                                     AMORTIZATION                  INVESTMENT
DECEMBER 31, 1997
Exploration and production
     - North America                        $  4,192               $     1,087                    $    3,105
     - International                           2,680                       464                         2,216
Syncrude                                         432                       143                           289
Oil sands and coal                               182                       115                            67
Other                                             91                        32                            59
                                            --------                 ---------                       -------
                                            $  7,577                 $   1,841                       $ 5,736
                                            ========                 =========                       =======
Net carrying value of property,
plant and equipment not being
amortized                                                                                            $ 1,975
                                                                                                     =======

DECEMBER 31, 1996
Exploration and production
     - North America                        $  3,063               $     1,012                    $    2,051
     - International                             607                       269                           338
Syncrude                                         428                       156                           272
Oil sands and coal                               152                        48                           104
Drilling system                                   20                        12                             8
Other                                             64                        28                            36
                                            --------                 ---------                       -------
                                            $  4,334                 $   1,525                       $ 2,809
                                            ========                 =========                       =======
Net carrying value of property,
plant and equipment not being
amortized                                                                                            $   736
                                                                                                     =======

11.      OTHER CURRENT LIABILITIES

                                                                                    DECEMBER 31
                                                                         1997                         1996

Interest payable on long-term debt                                    $      62                   $      48
Accrued payroll, bonuses and other employee costs                            12                          12
Income and other taxes payable                                               20                           7
Accrued acquisition costs                                                    16                           5
Other                                                                        19                          14
                                                                      ---------                   ---------
                                                                      $     129                   $      86
                                                                      =========                   =========


12.      SHORT-TERM AND LONG-TERM DEBT

                                                                                    DECEMBER 31
                                                                         1997                         1996
SHORT-TERM DEBT, UNSECURED
Bankers acceptances (1997 - 4.15%; 1996 - 5.1%)(1)                    $      51                   $     223
                                                                      =========                   =========

LONG-TERM DEBT
Bank credit facilities (1997 - 5.80%)(1)                              $   1,000                   $       0
8.25% notes payable 2017 (US$225 million)                                   321                           0
8.35% notes payable 2006 (US$250 million)                                   357                         342
9% debentures payable 1999 (US$125 million)                                 179                         172
9.25% debentures payable 2004 (US$300 million)                              428                         409
9.625% debentures payable 2005 (US$200 million)                             286                         274
Long term secured loan (1997 - 7.96%)                                       215                           0
Other secured loan                                                           28                           0
Other                                                                         0                           1
                                                                      ---------                   ---------
                                                                          2,814                       1,198
Less current portion                                                       (29)                           0
                                                                      ---------                   ---------
                                                                      $   2,785                   $   1,198
                                                                      =========                   =========

(1) Rates reflect the weighted average rate on instruments outstanding at December 31. Rates are floating rate-based and vary with changes in short term interest rates.


BANK CREDIT FACILITIES

As of December 31, 1997, the Company had available $1.3 billion under committed credit facilities, of which $1 billion had been drawn. Gulf also had available uncommitted operating bank lines totaling approximately $470 million, of which $51 million had been drawn. Interest rates on the committed and uncommitted facilities are based on the bankers acceptance rate plus between 0.5 and 1 percent. The average effective rate on the balances outstanding during 1997 was approximately 6.1 per cent.

DEBENTURES AND NOTES

US dollar debentures and notes are unsecured with interest paid semi-annually.

LONG TERM SECURED LOAN

In February 1997, the Company, along with its partner in the Corridor Block Gas Project (the Project) entered into a Credit Agreement (Corridor Loan) with various lending institutions to provide up to US$450 million of financing to fund the development of the Project of which Gulf's share is US$270 million. The borrowings are London Interbank Offered Rate based. Interest and commitment fees related to the Corridor Loan will be capitalized until the overall completion of the project (Project Completion Date) (1997--$7.4 million). Subsequent to completion of the project, the lenders recourse under the Corridor Loan is limited to the Corridor production sharing contract asset which has been pledged as collateral.

The expected minimum repayments on the Corridor loan are equal semi-annual installments beginning the earlier of (i) six months after the Project Completion Date or (ii) August, 1999 and ending the earlier of (i) eight years after the Project Completion Date or (ii) February, 2007. Mandatory and optional prepayments may also occur, depending on the cash flow generated by the Project. The Project Completion Date is expected to occur during the fourth quarter of 1998.

OTHER SECURED LOAN

The other secured loan represents senior notes issued by a wholly owned subsidiary which are exchangeable, at the option of the holder into shares of Triton Energy Limited (currently held by the subsidiary) at a conversion price of US$36.75. The notes have a fixed rate of interest of 6% and are due for repayment on February 14, 2004.

INTEREST RATE SWAPS

In November 1997, Gulf entered into a transaction to lock in an underlying Treasury bond price in connection with a planned issuance of debt securities under a Shelf Registration Statement filed by the Company. At year end, Gulf had locked in at a 6.57% rate on US$250 million thirty year bonds. Gulf expects to complete this US$250 million financing during 1998.

With the acquisition of Clyde, the Company has also taken over a series of interest rate swaps with an average notional principal amount of US$20 million to fix a portion of their outstanding debt at rates approximating 8% for terms through September 1999.

DEBT REPAYMENTS

With the exception of the Corridor Loan repayments which cannot be determined at this time, the Company's contractual minimum repayment requirements in respect of long-term debt for the five years following December 31,1997, are 1998 - $29 million, 1999 - $ 429 million, 2000 - $250 million, 2001 - $250 million and 2002
- $222 million.


13.      OTHER LONG - TERM LIABILITIES

                                                                                    DECEMBER 31
                                                                         1997                         1996

Provision for losses under swap arrangements (Note 15(c))
                                                                      $      33                   $      42
Provision for  environmental  and site restoration
costs (a)                                                                   119                          58
Provision for future lease costs (Note 2)                                    25                          30
Other                                                                        61                          44
                                                                      ---------                   ---------
                                                                            238                         174
Less current portion                                                         37                          34
                                                                      ---------                   ---------
                                                                      $     201                   $     140
                                                                      =========                   =========

(a) $28 million of site restoration costs were charged to income in 1997 (1996 - 13 million).


14.      SHARE CAPITAL

AUTHORIZED:

Senior preference shares - unlimited number. These preference shares rank in priority to the ordinary shares and may be issued from time to time in series with the consideration per share, designation, attributes, including any preemptive, redemption or conversion rights, and the number of each series to be fixed by the directors prior to its issue.

Junior preference shares - unlimited number. The attributes associated with these shares are substantially the same as the senior preference shares except that they rank junior to the senior preference shares.

Ordinary shares - voting, unlimited number without nominal or par value.

ISSUED AND OUTSTANDING:                                                 Number                       Amount

SENIOR PREFERENCE SHARES:
(As at December 31, 1994, 1995, 1996 and 1997)
Series 1 (a)                                                           85,504,557                 $     428
                                                                     ============

Series 2 (b)                                                                  300                       149
                                                                     ============                 ---------
                                                                                                  $     577
                                                                                                  =========
ORDINARY SHARES:
At December 31, 1994                                                  163,768,452                 $   1,520
Issued pursuant to employee stock savings plan (c)                        346,291                         2
Issued pursuant to exercise of stock options (d)                          253,825                         1
Issued for cash (e)                                                    55,000,000                       187
Deficit elimination (f)                                                         0                   (1,181)
Cancellation of common shares                                           (171,933)                         0
                                                                     ------------                 ---------

At December 31, 1995                                                  219,196,635                       529
Issued pursuant to exercise of stock options (d)                        2,628,537                        13
Issued for cash (g)                                                    22,059,302                       129
Issued for pension plan funding                                           628,402                         5
Issued for acquisition                                                    400,000                         3
                                                                     ------------                 ---------

At December 31, 1996                                                  244,912,876                       679
Issued pursuant to exercise of stock options (d)                        3,716,481                        18
Issued for cash (h)                                                    23,000,000                       241
Issued for acquisition of Stampeder (i)                                65,030,084                       702
Issued pursuant to ordinary share warrants (e)                          1,877,567                        12
Issued for pension plan funding                                           116,353                         1
                                                                     ------------                 ---------

At December 31, 1997                                                  338,653,361                     1,653
                                                                     ============
ORDINARY SHARE WARRANTS (c)                                            11,872,433                         7
                                                                     ============                 ---------
                                                                                                  $   1,660
                                                                                                  =========

(a)      SERIES 1

         Cumulative dividends accumulate monthly at a floating rate based on the average prime rate of interest charged by specified Canadian banks, adjusted for a factor based on the market price of the Series 1 shares. These shares are non-voting and are redeemable in whole or in part at the option of Gulf at a price of $5.00 per share.

         On March 17, 1993, payment of dividends on the Series 1 shares was suspended. Payment of dividends was reinstated on February 9,1995. At December 31, 1997, Gulf had no dividends in arrears (1996 -- $33 million or $0.39 per share). Dividends paid in arrears were charged to contributed surplus.

(b)      SERIES 2

         Cumulative dividends are payable at rates determined by Gulf based on negotiations with holders of the shares, or by a dealer bid or by auction procedures. The shares are non-voting and are redeemable in whole or in part at the option of Gulf at the end of any dividend period upon written notice at an amount equal to $0.5 million per share.

         On March 17, 1993, payment of dividends on the Series 2 shares was suspended. Payment of dividends was reinstated on February 9, 1995. At December 31, 1997, Gulf had no dividends in arrears (1996 -- $12 million or $40,000 per share). Dividends paid in arrears were charged to contributed surplus.

(c) Prior to December 1, 1995, the Company provided employees with a savings plan to which the employee could contribute up to six per cent of annual salary. The Company provided a matching contribution of 75 percent in the form of Gulf ordinary shares issued monthly from treasury stock. The Company's portion vested with each member annually. Effective December 1, 1995, this savings plan was wound up.

(d) At December 31, 1997, pursuant to the terms of Gulf's Incentive Stock Option Plan (1994), options are outstanding to all employees to purchase an aggregate 17,336,170 ordinary shares. During 1997, the number of options granted was 6,989,698 (1996 -- 3,739,273), while 944,457 had expired (1996 -- 603,545). Under the plan, 4,741,281 shares are reserved but unallocated (1996 -- 4,786,522).

A summary of the status of the Company's stock options as of December 31, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                        1997                                      1996
                                            SHARES          WEIGHTED-AVG.           SHARES            WEIGHTED-AVG.
                                            (000)           EXERCISE PRICE           (000)            EXERCISE PRICE

Outstanding at beginning of
year                                         15,008            $ 5.84                14,501             $  5.22
Granted                                       6,989             11.03                 3,739                7.61
Exercised                                   (3,717)            (4.76)               (2,629)              (4.81)
Forfeited                                     (944)            (9.32)                 (603)              (6.36)
                                         ----------                              ----------
Outstanding at end of year                   17,336              7.98                15,008                5.84
                                         ==========                              ==========

Options exercisable at end of year
                                              6,559                                   6,846
Weighted average fair value of
  options granted during the
  year                                                         $ 4.65                                   $  3.21


The following table summarizes information about stock options outstanding at December 31,1997:

                                         OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                      -----------------------------------------------------------    --------------------------------------
                           NUMBER           WEIGHTED-AVG.                                 NUMBER
                       OUTSTANDING AT         REMAINING                               EXERCISABLE AT
    RANGE OF              12/31/97         CONTRACTUAL LIFE      WEIGHTED-AVG.           12/31/97           WEIGHTED-AVG.
 EXERCISE PRICES           (000)                                 EXERCISE PRICE           (000)            EXERCISE PRICE

$3.70 -   6.13             7,352                 3.8 years         $  5.25                 5,389              $ 5.12
$6.25 -   9.30             3,207                 8.3                  7.70                     3                6.25
$9.95 -  13.10             6,777                 9.1                 11.06                 1,167               11.25
                      ----------                                                        --------
                          17,336                 6.7                  7.97                 6,559                6.21
                      ==========                                                        ========


(e) On January 25, 1995, the Company issued 55 million units for gross proceeds of $295 million to a group of investors led by Torch Energy Advisors Inc. Each unit consisted of one ordinary share plus one quarter warrant to purchase one ordinary share for $5.75 per share. The warrants were to expire on January 25, 1998. Net proceeds of $293 million were allocated as follows: $187 million to ordinary shares, $8 million to ordinary share warrants and $98 million to contributed surplus. Through a resolution passed in a meeting of the Board on January 15, 1998, the Corporation provided each Warrant Holder with the option to amend the terms of the warrant indenture to extend the time for the exercise of the Warrants to December 15, 1998 in consideration for a strike price of $6.50 and subject to a hold period ending July 27, 1998. At December 31, 1997 there were 11.9 million ordinary share warrants outstanding with a book value of $7 million.

(f) At the May 3, 1995 annual meeting, shareholders approved a resolution to eliminate the $1,186 million deficit accumulated to the end of the first quarter by applying it to the Company's share capital and contributed surplus.

(g) On March 7, 1996, pursuant to a public share offering, Gulf issued approximately 22 million ordinary shares for net proceeds of $129 million.

(h) On January 15, 1997, pursuant to a public share offering, Gulf issued 23 million ordinary shares for net proceeds of $241 million including tax recovery of $8.6 million on issue costs.

(i) On August 28, 1997, Gulf issued approximately 64 million ordinary shares to the shareholders of Stampeder Exploration Company Ltd. to acquire a 100% equity interest in that company. On September 9,1997, approximately one million additional shares were issued to complete the acquisition. Total value of shares assigned for this acquisition was $702 million.

The aggregate stated capital at December 31, 1997, for purposes of the Canada Business Corporations Act, of the senior preference shares and ordinary shares is $184 million and $1,671 million, respectively.

15.      FINANCIAL INSTRUMENTS

(a)      RISK MANAGEMENT
         The Company is exposed to fluctuations in oil and gas prices, exchange rates and interest rates and has entered into contracts to hedge or manage its exposure. Maximum exposure to credit losses on these instruments approximates their fair value as disclosed below. The Company is also exposed to credit risk on the oil and gas price and exchange rate instruments to the extent of non-performance by counterparties. For the oil and gas price instruments, credit risk is controlled through credit controls, limits and monitoring procedures. Gulf provides margin deposits as collateral for some of the transactions. The Company deals with multiple brokers and never has a material deposit with one broker. All exchange rate contracts are with major financial institutions and non-performance is not expected.

         i)       OIL AND GAS PRICES

                  The Company is exposed to price risks on future oil and gas production. To reduce this risk, at December 31, 1997, the Company sold, on a forward basis, approximately 10,833 barrels per day of 1998 liquids production at an average minimum floor price of approximately US$19.46 per barrel and an average maximum ceiling price of US$22.98.

                  The Company also forward sold approximately 95 million cubic feet per day of 1998 gas production at an average plant gate price of approximately Cdn$1.80 per thousand cubic feet (assuming a foreign exchange rate of US$0.72 to Cdn$1.00). This price was achieved through the use of a combination of physical sales and financial forward sales and options. In addition, Gulf has fixed the basis differential through gas aggregator sales, direct physical sales and the use of financial transactions between Henry Hub, Louisiana (the pricing location used by the New York Mercantile Exchange) and Alberta on approximately 115 million cubic feet per day at an average level of approximately US$0.80 discount per million British Thermal Units.

         ii)      EXCHANGE RATES

                   As a large portion of Gulf's sales are based on U.S. dollar pricing, the Company sells U.S. dollars forward to reduce its foreign exchange risk. At December 31,1997, the Company had entered into the following U.S. dollar forward sale contracts and options:

                    SETTLEMENT YEAR       TOTAL CONTRACT AMOUNTS        CONTRACT RATE RANGE       AVERAGE RATE

                    1998                                     US$ 165               0.702-0.778              0.727
                    1999                                         175               0.762-0.780              0.768
                    2000                                         180               0.763-0.780              0.768
                    2001                                         210               0.758-0.782              0.753

         iii)      INTEREST RATES -- REFER TO NOTE 12.

(b)      SALE OF ACCOUNTS RECEIVABLE

         In November 1994, Gulf entered into an agreement which was amended in March 1997, giving it the right, on a continuing basis, to sell certain accounts receivable to a third party to a maximum amount of $125 million. The amount sold at December 31,1997 was $91 million (1996 -- $68 million). The agreement calls for purchase discounts, based on Canadian Bankers Acceptance rates, to be paid on an ongoing basis. The average effective rate for 1997 was approximately 4.03 per cent (1996 -- 5.3 per cent). The Company has potential exposure to an immaterial amount of credit loss.

(c)      OIL INDEXED FINANCIAL INSTRUMENT

         A special purpose entity has $200 million 11 per cent public debentures issued and outstanding which mature on October 31, 2000, and assets consisting of a $200 million 5 per cent fixed plus variable rate oil indexed debenture maturing on October 31, 2000 and an interest rate swap agreement for the same amount and term of the debentures which converts the variable rate on the debenture into a 6 per cent fixed rate. These are not included in Gulf's statement of financial position because Gulf does not have the right and ability to obtain future economic benefits from the resources of the entity and is not exposed to the related risks, nor does Gulf have the continuing power to determine the strategic operating, investing, and financing policies of the entity without the cooperation of others.

         Gulf has an interest rate conversion agreement whereby Gulf pays to the special purpose entity the fixed rate of 6 per cent and is eligible to receive a variable rate ranging from nil to 16.8 per cent, depending on the average quarterly West Texas Intermediate oil price. The Company's exposure to loss is 6 per cent of $200 million ($12 million) per year until October 31, 2000. In 1993 and 1992, the Company recorded provisions totaling $67 million to recognize the present value of the Company's exposure. The unamortized balance of the provision at December 31, 1997 is $33 million (1996 -- $42 million).

CARRYING AMOUNTS AND ESTIMATED FAIR VALUES OF GULF'S FINANCIAL INSTRUMENTS ARE:

                                                                             ASSET (LIABILITY)
                                                          DECEMBER 31, 1997                     DECEMBER 31, 1996
                                                     CARRYING             FAIR             CARRYING             FAIR
                                                      AMOUNT             VALUE              AMOUNT             VALUE

Equity investments                                  $     49            $     53           $    27            $     34
Long-term debt (Note 12)
     8.25% notes                                       (321)               (346)                 0                   0
     8.35% notes                                       (357)               (387)             (342)               (356)
     9% debentures                                     (179)               (186)             (172)               (180)
     9.25% debentures                                  (428)               (450)             (409)               (433)
     9.625% debentures                                 (286)               (310)             (274)               (296)
Oil indexed rate conversion agreement                   (33)                (31)              (42)                (41)
Other long-term obligation                              (28)                (35)              (29)                (37)
Foreign exchange contracts                                 0                (56)                25                  32
Commodity price contracts                                  0                  14                 0                (15)
Interest rate swap contracts                               0                (30)                 0                   0

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and short-term investments, accounts receivable, bank credit facilities, accounts payable, and long-term secured loan: Terms are such that their carrying amounts approximate fair values.

Equity investments: Fair value of market traded securities is based on quoted market prices. Other investments are relatively insignificant and their carrying amounts are assumed to approximate fair values.

Oil indexed rate conversion agreement: Fair value is estimated using discounted cash flow analysis based on the applicable current incremental borrowing rate. Income on the variable rate portion of interest is estimated based on a forecast of the average quarterly price of West Texas Intermediate crude oil.

Committed bank facilities and other long-term obligation: Fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar borrowing arrangements.

Notes and debentures: Fair values are based on the quoted market price.

Commodity price and foreign exchange contracts: Fair values are estimated based on quoted market prices of comparable contracts. The differences between the fair values and carrying amounts are equal to the cumulative unrecognized gains or losses on these contracts. Commodity price contracts include those that may be settled by the delivery of product.

16.      COMMITMENTS AND CONTINGENT LIABILITIES

Gulf has lease commitments relating to office buildings. The estimated annual minimum operating lease rental payments for the buildings, before deducting sublease income, will be US$15 million in 1998, US$17 million in 1999-2002, and US$1 million in 2003-2007, the remaining term of the leases.

As part of Gulf's upstream operations and as a result of certain discontinued downstream operations, Gulf has ongoing site restoration and remediation responsibilities. Site restoration costs within upstream operations involve the surface clean-up and reclamation of wellsites and field production facilities to ensure that they can be safely returned to appropriate alternative land uses. In addition, over the long term, certain plant facilities will require decommissioning which will involve dismantling of facilities as well as the decontamination and reclamation of these lands. Total anticipated future costs (including plugging and abandoning of wells), given Gulf's current inventory of wells and facilities including Syncrude, is in the order of $470 million over the next twenty years. Gulf has accrued $108 million ($11 million as current) for future upstream site restoration costs and continues to accrue these costs on the basis described in the summary of significant accounting policies.

Environmental liabilities relating to discontinued downstream operations generally involve the decontamination and/or remediation of formerly owned service stations, bulk fuel facilities and refinery sites. These future obligations are difficult to estimate as the number of sites that will need reclaiming, their degree of contamination, the cleanup standards, future regulatory requirements and other potentially responsible parties are all unknown. Gulf has accrued approximately $11 million ($4 million as current) for future downstream remediation costs. Based on current information it is not possible to reasonably estimate Gulf's total potential future liability for discontinued downstream operations.

Gulf is involved in various litigation, regulatory and other environmental matters in the ordinary course of business. In management's opinion, an adverse resolution of these matters would not have a material impact on operations or financial position.

In connection with the Corridor Block Gas Project, the Company has committed to the construction of a natural gas processing plant, surface facilities and related wells and gathering lines in the Corridor Block PSC area. The Company's total investment in the project will be approximately US$374 million including US$24 million of capitalized interest. The US$374 million will be funded with US$104 million of equity and US$270 million of debt. At December 31, 1997, the Company had fully funded its equity commitment and US$150 million of the loan had been drawn (Note 12).


17.      PENSION PLANS

Defined benefit pensions at retirement are related to years of service and remuneration during the last years of employment. Funds are deposited with a trustee over periods permitted by regulatory authorities. These funds are invested primarily in publicly traded fixed income and equity securities. Actuarial reports are prepared annually by independent actuaries for accounting and funding purposes. For the years 1995 to 1997, assumed future rates of return on assets (net of administrative expenses), discount rates used to estimate projected benefit obligations of the plan and long-term average salary and wage escalation rates were as follows:

                                                                  1997                1996               1995
Assumed  discount  rate  on  liabilities  and  rate  of
     return on assets                                               7.75%                8.25%             9.50%
Estimated wage & salary escalation rate (average)                   3.75%                4.50%             5.50%
Estimated remaining service life (years)                             13                   13                13

At December 31, 1997, the assumed future rate of return on assets of the plan, net of administration expenses, was reduced to 6.25 per cent. Estimated projected benefit obligations of the plans were determined using a discount rate of 6.25 per cent and a long-term salary and wage escalation rate averaging 3 per cent.

The actuarial fair values of pension assets and benefit obligations are as follows:

                                                                                    DECEMBER 31
                                                                         1997                         1996

Market value of assets (a)(b)                                       $     369                     $     440
Projected benefit obligations                                             388                           437
                                                                    ---------                     ---------
Surplus  (deficiency)  of  market  value of  assets  over
projected benefit obligations (a)                                   $    (19)                     $       3
                                                                    =========                     =========


(a) Gulf uses the market value method of asset valuation, rather than the smoothed method of adjusting asset values to market over a period of five years.

(b) At December 31, 1997, the plan held 744,755 ordinary shares of Gulf valued at $7 million plus 2,000,000 Gulf ordinary stock warrants valued at $9 million.

In February 1997, the Company concluded an agreement to transfer to another company the pension obligations of a portion of the plan's members along with an equivalent amount of plan assets. This settlement resulted in a reduction in both the market value of assets and projected benefit obligations by approximately $30 million.

In December 1997, the Company started a program of annuitizing the plan's pension obligations with major life insurance companies. The program will be implemented on a phased basis and is anticipated to be completed over the next two years. The first phase implemented involved annuity purchases settling pension obligations of $48 million. The amounts and timing of phases are at the Company's discretion and will depend on market conditions.

Both the rate of return on a portion of plan assets and the discount rate for plan obligations are related to market interest rates and therefore both the value of assets and benefit obligations are affected by changes in such rates. At December 31, 1997, approximately 71 percent of the plan's assets consisted of fixed income securities with an average maturity of about 12 years, which approximates the term and interest rate exposure of the obligations.

In 1993, the Company's pension plan was amended to give Gulf's active Canadian employees the option to accrue future benefits under a defined contribution alternative. All new employees accrue future benefits on a defined contribution basis. At December 31, 1997, 92 percent of employees were members within the defined contribution option.

The Company's pension expense for both the defined benefit and the defined contribution components of the plan was $6 million, $8 million and $6 million for the years ended December 31, 1997, 1996, and 1995, respectively. In addition, a one-time write off of deferred pension costs of $53 million was recognized in 1997 relating to the Company's decision to annuitize the plan's pension obligations.

The Company also administers a defined benefit pension plan for employees of Clyde Petroleum plc. The market value of assets and projected benefit obligations of that plan were (pound)15 million and (pound)10 million, respectivELy, at December 31,1997. Estimated projected benefit obligations of the plans were determined using a discount rate of 7 percent and a long-term salary and wage escalation rate of 4 percent.

Additionally, the Company has an interest in the defined benefit pension plan of the Syncrude joint venture. Gulf's proportionate share of the market value of assets and projected benefit obligations of that plan were $53 million and $48 million, respectively, at December 31, 1997 ($46 million and $47 million, respectively, at December 31, 1996).


18.      RELATED PARTY TRANSACTIONS

On November 30, 1995, for $2.4 million, Gulf acquired all of the Preferred Shares of Athabasca Oil Sands Investments Inc. ("Athabasca"), entitling Gulf to elect two of the directors of Athabasca. Gulf also acquired 1,760,000 Units of the Athabasca Oil Sands Trust (the "Trust") for $17.6 million, which it sold in June 1996. Athabasca is the manager and a wholly owned subsidiary of the Trust. Gulf also has agreements with Athabasca for the provision of administrative and marketing services. Revenue from such services was $2.7 million in 1997, $2.5 million in 1996 and was immaterial in 1995.

In connection with the formation of the Trust in 1995, Gulf received a structuring fee of $7.7 million. It then paid $2.4 million of this fee to Torch Energy Advisors Inc., the lead member of an investor group that held a significant proportion of Gulf ordinary shares, for negotiating the purchase of the assets of the Trust.

19.      SEGMENT INFORMATION

                                                                     NORTH AMERICA
                            ------------------------------------------------------------------------------------------------
                                    OIL AND GAS (a)                     SYNCRUDE                        OTHER (b)
                            -----------------------------    -----------------------------    ------------------------------
                              1997       1996       1995       1997       1996       1995       1997      1996        1995
REVENUE (c)
GROSS OIL AND GAS
REVENUES
Crude oil - unhedged        $   437    $   399    $   283    $   189    $   194    $   158    $     0    $     0    $     0
         - hedging              (19)       (56)       (12)         0          0          0          0          0          0
Natural gas liquids             128        125         71          0          0          0          0          0          0
Natural gas - unhedged          277        280        147          0          0          0          0          0          0
             - hedging           (4)       (13)        29          0          0          0          0          0          0
Sulphur                           0          5          2          0          0          0          0          0          0
----------------------------------------------------------------------------------------------------------------------------

                                819        740        520        189        194        158          0          0          0
Less:  Royalties               (149)      (140)       (82)       (18)       (37)       (21)         0          0          0
----------------------------------------------------------------------------------------------------------------------------

Net oil and gas                 670        600        438        171        157        137          0          0          0
revenues
Other revenue                    29         28         23          1          1          0         43         19         22
----------------------------------------------------------------------------------------------------------------------------

                                699        628        461        172        158        137         43         19         22
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Operating - production         (211)      (187)      (134)       (94)       (93)       (91)         0          0          0
          - other                (5)        (6)        (6)         0          0          0         (7)        (5)        (4)
Exploration                     (98)       (61)       (52)         0          0          0          0          0         (1)
Depreciation, depletion &
   amortization                (295)      (235)      (145)       (16)       (19)       (14)        (5)        (6)        (3)
----------------------------------------------------------------------------------------------------------------------------
                               (609)      (489)      (337)      (110)      (112)      (105)       (12)       (11)        (8)
----------------------------------------------------------------------------------------------------------------------------
                            $    90    $   139    $   124    $    62    $    46    $    32    $    31    $     8    $    14
============================================================================================================================
                                                    INTERNATIONAL
                           ---------------------------------------------------------------
                                       INDONESIA                         OTHER
                            -----------------------------    -----------------------------
                               1997      1996       1995       1997       1996      1995

REVENUE (c)
GROSS OIL AND GAS
REVENUES
Crude oil - unhedged        $   218    $   139    $   119    $   148    $     0    $     0
         - hedging                0          0          0          1          0          0
Natural gas liquids               0          0          0         18          0          0
Natural gas - unhedged            0          0          0         98          0          0
             - hedging            0          0          0          0          0          0
Sulphur                           0          0          0          0          0          0

-------------------------------------------------------------------------------------------
                                218        139        119        265          0          0
Less:  Royalties                (58)       (40)       (33)       (12)         0          0

-------------------------------------------------------------------------------------------
Net oil and gas                 160         99         86        253          0          0
revenues
Other revenue                     0          0          2          8          0          4

-------------------------------------------------------------------------------------------
                                160         99         88        261          0          4

-------------------------------------------------------------------------------------------
EXPENSES
Operating - production          (45)       (29)       (29)       (49)         0          0
          - other                 0          0          0          0          0          0
Exploration                     (26)        (7)       (10)       (26)        (2)        (4)
Depreciation, depletion &
   amortization                 (55)       (29)       (31)      (133)         0          0

-------------------------------------------------------------------------------------------
                               (126)       (65)       (70)      (208)        (2)        (4)

-------------------------------------------------------------------------------------------
                            $    34    $    34    $    18    $    53    $    (2)   $     0

===========================================================================================


                                                                             TOTAL
                                                                 -----------------------------
                                                                   1997      1996       1995
REVENUE (c)
GROSS OIL AND GAS
REVENUES
Crude oil - unhedged                                             $   992    $   732    $   560
         - hedging                                                   (18)       (56)       (12)
Natural gas liquids                                                  146        125         71
Natural gas - unhedged                                               375        280        147
             - hedging                                                (4)       (13)        29
Sulphur                                                                0          5          2

----------------------------------------------------------------------------------------------
                                                                   1,491      1,073        797
Less:  Royalties                                                    (237)      (217)      (136)

----------------------------------------------------------------------------------------------
Net oil and gas                                                    1,254        856        661
revenues
Other revenue                                                         81         48         51

----------------------------------------------------------------------------------------------
                                                                   1,335        904        712

----------------------------------------------------------------------------------------------
EXPENSES
Operating - production                                              (399)      (309)      (254)
          - other                                                    (12)       (11)       (10)
Exploration                                                         (150)       (70)       (67)
Depreciation, depletion &
   amortization                                                     (504)      (289)      (193)

----------------------------------------------------------------------------------------------
                                                                  (1,065)      (679)      (524)

----------------------------------------------------------------------------------------------
                                                                     270        225        188



     Net gain on asset disposals and provision for future losses     342          5          6
     Pension settlement and restructuring charges                    (67)        (4)       (24)

     General and administrative expenses                             (64)       (49)       (53)
     Finance charges, net                                           (222)       (79)      (135)
     Income tax expense                                              (59)       (59)       (10)
     Minority shareholders' interest                                   4          0          0
     ------------------------------------------------------------ ------    -------    -------
     Earnings (loss) from continuing operations                      204         39        (28)
     Discontinued operations                                           0        (2)         (0)
     ------------------------------------------------------------ ------    -------    -------
     Earnings (loss) for the year                                 $  204    $    37    $   (28)
     ============================================================ ======    =======    =======

     Identifiable assets        Canada - oil and gas              $3,906    $ 2,741    $ 2,256
                                           - Syncrude                300        281        280
                                United States                         59         57          9
                                Indonesia                            936        393        330
                                Other international                1,428          4          2
     ------------------------------------------------------------ ------    -------    -------
                                                                  $6,629    $ 3,476    $ 2,877
     ============================================================ ======    =======    =======
     Capital and                Canada - oil and gas              $  540    $   469    $   427
     Exploration expenditures               - Syncrude                32         19         19
                                United States                         48         55         12
                                Indonesia                            366         78         31
                                Other international                  122          3          1
                                Corporate & other                     25         20         12
     ------------------------------------------------------------ ------    -------    -------
                                                                  $1,133    $   644    $   502
     ============================================================ ======    =======    =======

(a) Included in the North American oil and gas segment is the following information pertaining to the United States:

                                    1997         1996         1995
     Net oil and gas revenues       $   2        $   0        $    0
     Depreciation, depletion
       & amortization expense          (9)          (2)            0

     Net operating loss               (30)         (10)            0

(b) Other North America includes frontiers, pipelines, contract drilling and other.

(c) Approximately $309 million of revenues was derived from sales to two customers in the year ended December 31, 1997 (1996 - $237 million, 1995 - $254 million).

      There were no inter-segment transfers of product.

      Included in earnings (loss) from continuing operations are export sales of $213 million, $315 million and $260 million in 1997, 1996 and 1995, respectively.

20.      UNITED STATES ACCOUNTING PRINCIPLES AND U.S. DOLLAR SUMMARY
         INFORMATION

If United States generally accepted accounting principles (U.S. GAAP) had been followed, the earnings (loss) and earnings (loss) per ordinary share would have been as follows:

                                                                                 YEAR ENDED DECEMBER 31
                                                                          1997             1996            1995

EARNINGS (LOSS) FROM CONTINUING OPERATIONS, as reported              $     204        $       39      $     (28)
Adjustments:
    Interest rate swap (b)                                                  (9)               (8)            (8)
    New asset values (a)(i)                                                (92)              (58)           (16)
    Foreign exchange (c)                                                   (67)               10             82
    Restructuring charges (e)                                                7                 0            (53)
    Post-retirement benefits (f)                                             1                 1              8
    Income tax recovery                                                     55                13             26
                                                                     ---------        ----------      ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS, as adjusted                     99                (3)            11
Discounted operations                                                        0                (2)             0
Cumulative effect of accounting change (f)                                   0                 0            (30)
                                                                     ---------        ----------      ----------
EARNINGS (LOSS), as adjusted                                                99                (5)           (19)
Cumulative dividends on senior preference shares                           (23)              (29)           (41)
                                                                     ---------        ----------      ----------
EARNINGS (LOSS) AVAILABLE TO ORDINARY SHAREHOLDERS                   $      76        $      (34)     $     (60)
                                                                     =========        ===========     ==========

BASIC EARNINGS PER ORDINARY SHARE, as adjusted                                          (dollars)
Earnings (loss) from continuing operations before cumulative
effect of accounting change                                          $    0.26        $    (0.14)     $   (0.14)
Cumulative effect of accounting change                               $    0.00        $     0.00      $   (0.14)
Earnings (loss)                                                      $    0.26        $    (0.14)     $   (0.28)

If U.S. GAAP had been followed, cash generated from continuing operations would have been as follows:

                                                                                 YEAR ENDED DECEMBER 31
                                                                          1997             1996            1995

CASH GENERATED FROM CONTINUING OPERATIONS, as reported               $     592        $      440      $     292
Adjustments:  Restructuring charges (e)                                      7                 0            (29)
                                                                     ---------        ----------      ----------
CASH GENERATED FROM CONTINUING OPERATIONS, as adjusted               $     599        $      440      $     263
                                                                     =========        ==========      =========


The Consolidated Statements of Cash Flows presented under Canadian GAAP comply with International Accounting Standard 7, except as noted in (d) below and that the $702 million of equity issued in connection with the acquisition of Stampeder would not have been reflected.

If U.S. GAAP were followed, amounts on the Consolidated Statements of Financial Position would be adjusted as follows:

                                                                                   DECEMBER 31        December 31
                                                                                      1997               1996

ASSETS
Accounts receivable (b)                                                         $           2      $           4
Current deferred income taxes (a)(ii)                                                       6                 (1)
Investments, deferred charges and other assets (b)(c)                                      61                128
Deferred income taxes (a) (ii)                                                              0                 11
Property, plant and equipment (a)(i)                                                    1,313                604
                                                                                -------------      -------------
                                                                                       $1,382              $ 746
                                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of other long-term liabilities (b)                              $         (12)     $         (12)
Other current liabilities (a)(ii)(b)                                                       (1)                 4
Long-term debt (b)                                                                        200                200
Other long-term liabilities (a)(i)(b)(e)(f)(g)                                             39                 47
Deferred income taxes (a)(i)(ii)(b)(c)(g)                                               1,374                615
Share capital, ordinary shares (a) (i)                                                    (89)               (88)
Deficit                                                                                  (129)               (20)
                                                                                -------------      -------------
                                                                                       $1,382               $746
                                                                                =============      =============

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada which, in the case of Gulf, conform in all material respects with those in the United States except that:

(a) The financial statements would reflect the following effects of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

              (i) SFAS 109 requires a restatement, to pre-tax amounts, of the new asset values reflected in the accounts in connection with the change of control in 1986 of Gulf Canada Limited and the acquisition of new subsidiaries. This restatement, along with differences between the tax bases and recorded amounts of other asset transfers, would result in property, plant and equipment (PP&E) and deferred income taxes both being $1,313 million higher than under Canadian generally accepted accounting principles ("Canadian GAAP") at December 31, 1997 (1996 -- $604 million). These differences are amortized to earnings over the lives of the related assets. The application of previous accounting standards at the time of the change in control results in ordinary share capital being lower by $89 million (1996 --$88 million).

              (ii) Measurement and presentation of deferred income taxes according to SFAS 109 would result in recording current and non-current deferred tax assets and liabilities, for a net increase in the deferred tax liability of $94 million at December 31,1997 (1996 -- a net increase of $35 million).

(b) A special purpose entity has $200 million 11 per cent public debentures issued and outstanding which mature on October 31, 2000, and assets consisting of a $200 million oil indexed debenture maturing on October 31, 2000 and an interest rate swap. These are not included in Gulf's statement of financial position, but under U.S. GAAP would have been included in long term debt and investments and other assets, respectively. Amortization of a provision for losses on a related swap agreement of $9 million ($5 million after tax) in 1997, $8 million ($5 million after tax) in 1996 and $8 million ($4 million after tax) in 1995 would not have been recorded under U.S. GAAP.

(c) Unrealized gains or losses arising on translation of long-term liabilities repayable in foreign funds would be included in earnings in the period in which they arise under U.S. GAAP. The balances of such deferred losses were $139 million at December 31,1997, $72 million at December 31,1996 and $82 million at December 31,1995.

(d) In the Consolidated Statement of Cash Flows, borrowings under short term loans ($51 million for the year ended December 31,1997) would be presented as a financing activity rather than as a reduction of cash and cash equivalents.

(e) Under U.S. GAAP a liability for non-contractual involuntary employee termination benefits is not incurred until the terms of the termination are communicated to the affected individual employees. Under Canadian GAAP, the liability was recorded when the Company made the termination decision. As such, under U.S. GAAP, the liability recorded prior to employees being notified is reversed and recognized in the year of notification.

(f) Under U.S. GAAP, the costs of providing all forms of post-retirement benefits to employees should be recognized during the active service life of the employees rather than expensing the costs as they occur. The accumulated post-retirement benefit obligation at December 31, 1997 is estimated to be $44 million ($26 million after tax) using a discount rate of 6.4 per cent. The difference between the net period service cost under U.S. GAAP and the pay-as-you-go amount under Canadian GAAP is $1 million for the year ended December 31, 1997 and $1 million for the year ended December 31, 1996.

(g) Under U.S. GAAP, as at December 31, 1997, an additional minimum pension liability of $8 million ($4 million after tax) must be accrued for the deficit between the market value of the Company's pension plan assets and its accumulated benefit obligations.

SUMMARY FINANCIAL INFORMATION IN U.S. DOLLARS

The following information is based on U.S. GAAP and translated to Canadian into U.S. dollars at the average exchange rates for each of the years presented.

                                                                                YEAR ENDED DECEMBER 31
                                                                       1997              1996             1995

Net revenue from continuing operations                               US$ 1,211     US$       664     US$       524
Cash generated from continuing operations                                  433               321               192
Earnings (loss) from continuing operations before
cumulative effect of accounting change                                      72                (2)                8
Earnings (loss)                                                             72                (4)              (14)


Per ordinary share:                                                                   (dollars)
Earnings (loss) from continuing operations before
cumulative effect of accounting change                                US$ 0.19        US$ (0.09)        US$ (0.10)
Earnings (loss)                                                           0.19            (0.10)            (0.20)

Average exchange rate (Cdn$1)                                             0.72             0.73              0.73

INTEREST AND INCOME TAXES PAID

                                                                                YEAR ENDED DECEMBER 31
                                                                       1997              1996             1995

Cash interest expense paid (net of amounts capitalized)           $        225     $         133     $         123
Cash income taxes paid (net of tax refunds received)                        11                39                 1

INCOME TAXES

Components of deferred income taxes: The net deferred tax liability (current and noncurrent) comprises:

                                                                                        DECEMBER 31
                                                                                      1997         1996
DEFERRED TAX LIABILITIES

Additional values assigned to assets in connection with prior changes of control   $  (1,414)    $   (593)
Other differences between tax bases and reported amounts of depreciable assets          (400)        (326)
Differences between tax bases and reported amounts of financial instruments              (17)         (18)
Other taxable temporary differences                                                      (26)         (35)
                                                                                    --------     --------
                                                                                      (1,857)        (972)
                                                                                    --------     --------
DEFERRED TAX ASSETS

Tax credit carry forwards(a)                                                              39           53
Capital loss carried forward                                                               0           48
Foreign currency translation losses tax deductible upon realization                       60           31
Provisions for site restoration and environmental costs                                   27           18
Provincial royalty rebates                                                                51           43
Post-retirement benefits liability                                                        20           20
Other deductible temporary differences                                                    32           36
                                                                                  ----------    ---------
                                                                                         229          249
                                                                                  ----------    ---------
Valuation allowance                                                                      (41)         (35)
                                                                                  ----------    ---------
Net deferred tax liability                                                        $   (1,669)   $    (758)
                                                                                  ==========    =========

         (a) The expiration dates of tax credit carry forwards as at December 31, 1997 are:

EXPIRATION DATES                                       1998     1999     2002     2003     2004    2005       2006

Amounts (millions of dollars)                           13        9        1        1        1       1          1

The Company will utilize $12 million of tax credit carry forwards in the 1997 tax return.

COMPONENTS OF INCOME TAX EXPENSE (RECOVERY): Income tax expense (recovery)

attributable to continuing operations is comprised of:

                                                                                 YEAR ENDED DECEMBER 31
                                                                          1997             1996            1995

Current tax expense                                                  $      42        $       18      $       13
Deferred tax expense (recovery)                                            (38)               28             (29)
                                                                     ---------        ----------      ----------
Income tax expense (recovery) attributable to continuing operations  $       4        $       46      $      (16)
                                                                     =========        ==========      ==========

For the year ended December 31,1997 a tax expense of $1 million (1996 -- tax expense of $1 million; 1995 -- benefit of $6 million) was credited directly to the foreign currency translation adjustment component of shareholders' equity.

STOCK-BASED COMPENSATION PLANS

Pro forma disclosures of earnings and earnings per share are presented below as if the Company had adopted the cost recognition requirements under FASB Statement No. 123. The compensation cost for the stock-based compensation was $11 million for 1997 (1996 -- $8 million; 1995 -- $11 million). Pro forma disclosures are not likely to be representative of the effects on reported earnings for future years.

                                                                                 YEAR ENDED DECEMBER 31
                                                                         1997            1996             1995

Earnings (loss)                    - As reported                    $      99       $     (5)        $     (19)
                                   - Pro forma                             88            (13)              (30)

                                                                                    (dollars)
Earnings (loss) per share          - As reported                    $    0.26       $  (0.14)        $   (0.28)
                                   - Pro forma                           0.22          (0.16)            (0.31)

Fixed stock option plan: The Company has a fixed stock option plan. Pursuant to the terms of the Incentive Stock Option Plan (1994), the Company may grant options to its employees for up to 21 million shares of common stock. Options outstanding are granted at prices which equate the market value of the stock on the date of grant and an option's maximum term is 10 years. Options are granted during the year and they vest from one to three years after issue.

The fair value of each option granted during 1997,1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 30 per cent; risk-free interest rate of 5.4 per cent; no payment of common share dividends; and expected life of 6 years.

PENSION PLANS

Pension expense:

                                                                                 YEAR ENDED DECEMBER 31
                                                                         1997            1996             1995

Current service cost                                                $       3       $       3        $        3
Interest costs on projected benefit obligations                            32              36                39
Estimated return on assets (a)                                            (32)            (35)              (39)
Other, net                                                                 56               4                 1
                                                                    ---------       ---------        ----------
Pension expense                                                     $      59       $       8        $        4
                                                                    =========       =========        ==========


Deferred pension cost:

                                                                                             DECEMBER 31
                                                                                         1997             1996

Accumulated benefit obligations(b)                                                  $     376        $      435
Effect of future salary and wage increases                                                  7                10
                                                                                    ---------        ----------
Projected benefit obligations                                                             383               445
Market-related value of assets                                                            369               440
                                                                                    ---------        ----------
Deficiency of pension plan assets over projected
    benefit obligations                                                                   (14)               (5)
Unrecognized net losses                                                                     0                54
Unrecognized past service cost                                                              0                 6
Unrecognized transition surplus:                                                            0                (1)
                                                                                    ---------        ----------
Deferred pension cost                                                               $     (14)       $       54
                                                                                    =========        ==========


          (a) Actual returns on assets were $37 million, $53 million, and $76 million for the years ended December 31,1997,1996, and 1995, respectively.

          (b) Includes vested benefit obligations of $376 million and $428 million at December 31, 1997 and December 31, 1996, respectively. The prescribed year-end settlement rate for discounting purposes was 6.4 per cent (1996 -- 7.5 per cent).

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company is obligated to provide post retirement benefits other than pensions to all regular employees who have retired on or before April 1,1996. The cost of this plan is funded annually out of general revenues and includes such benefits as life insurance, dental coverage, supplementary health benefits and the subsidy of certain provincial health care premiums. The amount of net post retirement benefit cost for the year ended December 31, 1997 and the effect of a 1% increase in the assumed health care cost trend rate of each future year is immaterial. The medical/dental cost trend is estimated to decrease from 9.5% in 1997 to 6.5% for the years 2002 and thereafter.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Canadian GAAP financial statements do not include the assets and liabilities of a special purpose entity. The carrying amount and fair value of these financial instruments are as follows:

                                                                            ASSET (LIABILITY)
                                                          DECEMBER 31, 1997                    DECEMBER 31, 1996
                                                    CARRYING             FAIR             CARRYING            FAIR
                                                     AMOUNT              VALUE             AMOUNT            VALUE

Oil indexed debenture and related swaps               $ 200              $198               $200              $195
11% debentures                                         (200)             (229)              (200)             (237)


The following methods and assumptions were used in estimating the fair values of these financial instruments:

Oil indexed debenture: Fair values are estimated using discounted cash flow analysis based on the applicable current incremental borrowing rate. Income on the variable rate portion of interest is estimated based on a forecast of the average quarterly price of West Texas Intermediate crude oil.

11% debentures: Fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar borrowing arrangements.

Interest rate swaps: Fair values are estimated based on quoted market prices of comparable contracts.

FOREIGN CURRENCY TRANSACTIONS

The aggregate foreign currency transaction loss included in net income for the year ended December 31, 1997 is $75 million (1996 -- loss of $5 million).

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board released Statement No. 130 (SFAS 130), "Reporting Comprehensive Income" and Statement No. 131 (SFAS
131), "Disclosure about Segments of an Enterprise and Related Information". Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. SFAS 130 established standards for reporting and display of certain components of changes in equity that arise from non-owner sources. SFAS 131 establishes standards for reporting information about operating segments and related disclosures. Neither section addresses issues of recognition or measurement in the financial statements, and their adoption is not expected to have any effect on the results of operations or financial position of the Company. These standards will be applied in 1998.

21.     RECLASSIFICATIONS

Certain amounts for 1996 and 1995 have been reclassified to conform with the presentation adopted for 1997.

22.     SUBSEQUENT EVENTS

On February 19, 1998 Gulf announced its intention to sell significant North American and International producing and non-producing assets, including its interest in the United Kingdom North Sea and its Mount Klappan coal deposit. The Company also intends to create an infrastructure trust to sell an interest in a portion of its gas transmission and processing facilities in west-central Alberta. Expected proceeds of approximately $850 million will be used to reduce the Company's debt.

                          SUPPLEMENTAL INFORMATION
                           FIVE-YEAR OPERATING SUMMARY

   VOLUMES SOLD (1) (2)                       1997              1996               1995              1994              1993
   CRUDE OIL AND NATURAL GAS LIQUIDS        GROSS/NET         gross/net         gross/net          gross/net         gross/net
   (thousands of barrels per day)
   North America
      Conventional light crude oil       43.0/  35.3       39.0/  31.4        34.3/  28.4        36.3/ 30.1        42.0/35.0
      Conventional heavy crude oil        5.4/   4.7            -/-              -/-                -/-               -/-
      Synthetic crude oil                18.6/  16.9       18.2/  15.0        18.1/  16.4        17.3/ 16.4        16.6/15.6
      Condensate                          5.7/   4.0        5.6/   4.6         4.1/   3.6         3.2/  2.6         4.5/  3.9
      Other natural gas liquids          10.7/   9.1       10.5/   8.6         8.3/   7.0         8.9/  7.5         9.0/  7.7
                                        ------------       -----------       ------------       -----------       -----------
                                         83.4/  70.0       73.3/  59.6        64.8/  55.4        65.7/ 56.6        72.1/ 62.2
                                        ------------       -----------       ------------       -----------       -----------
   International
      Indonesia                          22.5/  16.6       13.9/  10.3        13.8/  10.3        14.4/ 10.8        14.5/10.6
      North Sea                          17.0/  16.2          -/     -           -/     -           -/    -           -/   -
      Other                               2.0/   1.7          -/     -           -/     -           -/    -           -/   -
                                        ------------       -----------       ------------       ------------     -----------
                                         41.5/  34.5       13.9/  10.3        13.8/  10.3        14.4/ 10.8        14.5/10.6
                                        ------------       -----------       ------------       -----------       ----------

                                        124.9/ 104.5       87.2/  69.9        78.6/  65.7        80.1/ 67.4        86.6/72.8
                                        ============       ===========       ============       ===========       ==========

   NATURAL GAS (MILLIONS OF CUBIC FEET PER DAY)
      North America                       413/   351        441/   371         315/   271        265/   212         270/  224
      North Sea                            62/    61          -/     -           -/     -          -/     -           -/    -
      Other International                  22/    21          -/     -           -/     -          -/     -           -/    -
                                        ------------       -----------        -----------       -----------       -----------
                                          497/   433        441/   371         315/   271        265/   212         270/  224
                                        ============       ===========        ===========       ===========       ===========

   Total  barrels  of oil  equivalent
   per day (3)                          180.2/ 153.3       131.3/107.0       110.1/  92.8       106.6/ 88.6       113.6/95.2
                                        ============       ===========       ============       ===========       ==========

   GROSS AVERAGE PRICES
   CRUDE OIL AND NATURAL GAS LIQUIDS (DOLLARS PER BARREL)
   North America
      Conventional light crude oil                26.13             27.92              22.66             20.45            20.39
      Conventional heavy crude oil                13.71                 -                  -                 -                -
      Synthetic crude oil                         27.84             29.22              23.85             21.80            21.13
      Condensate                                  28.65             27.58              20.46             18.33            19.76
      Other natural gas liquids                   17.56             18.01              13.39             13.28            14.91

   International
      Indonesia                                   26.55             27.34              23.60             21.62            22.30
      North Sea                                   23.59                 -                  -                 -                -
      Other international                         27.16                 -                  -                 -                -
   Average      unhedged                          24.98             26.88              22.01             20.06            20.26
                hedged                            24.58             25.13              21.58             20.05            20.73

   NATURAL GAS (DOLLARS PER THOUSAND CUBIC FEET)
   North America
                unhedged                           1.84              1.73               1.28              2.00             1.68
                hedged                             1.82              1.65               1.53              2.08             1.68
   International                                   3.16
   Average      unhedged                           2.06              1.73               1.28              2.00             1.68
                hedged                             2.04              1.65               1.53              2.08             1.68

   AVERAGE EXCHANGE RATES     (Cdn$1)        US$   0.72         US$  0.73          US$  0.73         US$  0.73         US$ 0.78

   (1) "Gross" sales include royalties; "net" sales are after royalties.
       Volumes are adjusted for:
       NGL and gas re-injection requirements
          (mboe/d)                                  4.2              4.2                5.6               7.3              6.7
       inventory drawdown/(buildup) (mboe/d)         -              (0.4)               0.2               0.7              0.3

   (2) In 1995, Gulf sold its interest in a Russian joint stock company which had been accounted for under the equity method in 1994.
       For comparability, volumes from 1993 have been excluded.

   (3) North American gas converted @ 10:1, North Sea and other international @
       6:1.

                            SUPPLEMENTAL INFORMATION
                               QUARTERLY SUMMARIES



(UNAUDITED)                                                                               1997
                                                      ---------------------------------------------------------------------------
                                                              1                   2                  3                  4
                                                      ---------------------------------------------------------------------------

FINANCIAL (millions of dollars)
Net revenue from continuing operations                         289                342                 626                420
Earnings (loss) from continuing operations                      12                (10)                202                  0
   Per ordinary share (dollars)                               0.02              (0.06)               0.67              (0.01)
Earnings (loss)                                                 12                (10)                202                  0
   Per ordinary share (dollars)                               0.02              (0.06)               0.67              (0.01)
Cash generated from operations                                 140                106                 155                191
   Per ordinary share (dollars)                               0.51               0.38                0.51               0.56

MARKET VALUE PER SHARE
   Toronto Stock Exchange
   Ordinary
       high                                                  11.90              13.05               13.25              12.90
       low                                                    9.50               9.40                9.95               9.25
       close                                                 10.25              11.30               12.55              10.00
   Preference (Series 1)
       high                                                   4.46               4.30                4.29               4.76
       low                                                    4.16               3.99                4.20               4.05
       close                                                  4.19               4.30                4.29               4.19
   New York Stock Exchange (U.S.$)
   Ordinary
       high                                                  9.000              9.125               9.563              9.375
       low                                                   6.875              6.625               7.125              6.250
       close                                                 7.375              8.312               9.125              7.000
   Preference (Series 1)
       high                                                  3.250              3.125               3.125              3.500
       low                                                   2.875              2.750               3.000              2.688
       close                                                 3.000              3.000               3.063              2.875

DIVIDENDS (1)
Dividends declared (millions of dollars)(2)
   Ordinary                                                      0                  0                   0                  0
   Preference (Series 1)                                         4                  4                   4                  5
   Preference (Series 2)                                         2                  1                   1                  2
   Special dividends                                             3                  4                   3                 35
Dividends declared per share (dollars) (2)
   Ordinary                                                      0                  0                   0                  0
   Preference (Series 1)                                      0.05               0.05                0.05               0.05
   Special dividends (Series 1)                               0.03               0.03                0.03               0.29


(1) Ordinary share dividends were discontinued in 1992. Preference share dividends, suspended in 1993, were reinstated in February 1995. In November 1997, all dividends in arrears were paid.

(2) Dividends paid on shares owned by non-residents of Canada are generally subject to 25 per cent withholding tax. However, for recipients to whom the existing tax treaty between the United States and Canada is applicable, the rate is 15 per cent.

                            SUPPLEMENTAL INFORMATION
                               QUARTERLY SUMMARIES


(UNAUDITED)                                                                               1996

                                                      ---------------------------------------------------------------------------
                                                              1                   2                  3                  4
                                                      ---------------------------------------------------------------------------

FINANCIAL (millions of dollars)
Net revenue from continuing operations                        205                 217                243                  244
Earnings (loss) from continuing operations                     19                   6                  7                    7
   Per ordinary share (dollars)                              0.04               (0.01)              0.00                 0.01
Earnings (loss)                                                19                   6                  7                    5
   Per ordinary share (dollars)                              0.04               (0.01)              0.00                 0.00
Cash generated from operations                                129                  87                101                  123
   Per ordinary share (dollars)                              0.54                0.33               0.38                 0.47

MARKET VALUE PER SHARE
   Toronto Stock Exchange
   Ordinary
       high                                                  6.75                7.40               8.95                10.35
       low                                                   5.50                6.25               6.85                 8.40
       close                                                 6.50                6.90               8.50                10.00
   Preference (Series 1)
       high                                                  4.60                4.50               4.50                 4.50
       low                                                   3.90                4.18               4.25                 4.38
       close                                                 4.45                4.25               4.45                 4.45
   New York Stock Exchange (U.S.$)
   Ordinary
       high                                                 4.875               5.500              6.625                7.750
       low                                                  4.000               4.750              5.000                6.125
       close                                                4.750               5.125              6.375                7.375
   Preference (Series 1)
       high                                                 3.375               3.375              3.250                3.375
       low                                                  2.875               3.000              3.000                3.000
       close                                                3.375               3.000              3.125                3.125

DIVIDENDS (1)
Dividends declared (millions of dollars)(2)
   Ordinary
   Preference (Series 1)                                        6                   5                  6                    4
   Preference (Series 2)                                        3                   2                  2                    1
   Special dividends                                            2                   3                  4                    4
Dividends declared per share (dollars) (2)
   Ordinary                                                     0                   0                  0                    0
   Preference (Series 1)                                     0.07                0.06               0.07                 0.05
   Special dividends (Series 1)                              0.02                0.03               0.03                 0.03

(1) Ordinary share dividends were discontinued in 1992. Preference share dividends, suspended in 1993, were reinstated in February 1995.

(2) Dividends paid on shares owned by non-residents of Canada are generally subject to 25 per cent withholding tax. However, for recipients to whom the existing tax treaty between the United States and Canada is applicable, the rate is 15 per cent.

                            SUPPLEMENTAL INFORMATION
                                 LAND INVENTORY


                                              1997              1996               1995              1994              1993
   PETROLEUM AND NATURAL GAS                GROSS/NET         gross/net         gross/net          gross/net         gross/net
   (millions of acres)
   Western Canada
      Alberta                             4.6/   3.3        5.0/   3.5         3.7/   2.6         2.1/  1.5         2.1/  1.5
      British Columbia                    0.3/   0.1        0.5/   0.3         0.4/   0.2         0.2/  0.2         0.4/  0.2
      Saskatchewan                        1.7/   1.2          -/     -           -/     -           -/    -           -/    -
      Manitoba                            0.1/   0.0          -/     -           -/     -           -/    -           -/    -
                                        ------------       -----------       ------------       -----------       -----------
   Total Western Canada                   6.7/   4.7        5.5/   3.8         4.1/   2.8         2.3/  1.7         2.5/  1.7
                                        ------------       -----------       ------------       -----------       -----------

   Frontiers
      Beaufort Sea                        0.5/   0.1        0.5/   0.1         0.5/   0.1         0.5/  0.1         0.6/  0.1
      Yukon and N.W.T.                      -/     -        0.5/   0.3         0.5/   0.3         0.5/  0.3         0.5/  0.3
      Mackenzie Delta                     0.6/   0.2        0.1/   0.1         0.1/   0.1         0.1/  0.1         0.1/  0.1
      Arctic Islands                      0.4/   0.1        0.4/   0.1         0.4/   0.1         0.4/  0.1         0.4/  0.1
                                        ------------       -----------       ------------       -----------       -----------
   Total Northern Canada                  1.5/   0.4        1.5/   0.6         1.5/   0.6         1.5/  0.6         1.6/  0.6
                                        ------------       -----------       ------------       -----------       -----------

   East Coast                             5.0/   4.6        4.9/   4.6         4.9/   4.6         5.0/  4.6         5.0/  4.6
                                        ------------       -----------       ------------       -----------       -----------
   Total Eastern Canada                   5.0/   4.6        4.9/   4.6         4.9/   4.6         5.0/  4.6         5.0/  4.6
                                        ------------       -----------       ------------       -----------       -----------

   International
      United States                       1.5/   0.9        0.6/   0.4         0.4/   0.2           -/    -           -/    -
      Netherlands                         2.3/   0.4          -/     -           -/     -           -/    -           -/    -
      Indonesia                          16.4/   8.7        4.7/   2.6         5.0/   3.2         5.4/  3.6         5.8/  3.9
      Australia                          30.6/   2.0        0.3/   0.1         1.3/   0.3         1.3/  0.3         1.3/  0.3
      United Kingdom                      1.1/   0.5        0.3/   0.3           -/     -           -/    -           -/    -
      Other                               5.9/   1.8        0.7/   0.1         0.6/   0.1         1.2/  0.2         1.2/  0.2
                                        ------------       -----------       ------------       -----------       -----------
   Total International                   57.8/  14.3        6.6/   3.5         7.3/   3.8         7.9/  4.1         8.3/  4.4
                                        ------------       -----------       ------------       -----------       -----------

   OIL SANDS - Alberta                    0.4/   0.2        0.4/   0.2         0.5/   0.2         0.6/  0.2         0.5/  0.2
                                        ------------       -----------       ------------       -----------       -----------

   TOTAL LAND INVENTORY                  71.4/  24.2       18.9/  12.7        18.3/  12.0        17.3/ 11.2        17.9/ 11.5
                                        ============       ===========       ============       ===========       ===========



"Gross" refers to land or wells in which Gulf owns an interest; "net" is the sum of the fractional interests owned by Gulf in gross land or wells.

                            SUPPLEMENTAL INFORMATION
                                  WELLS DRILLED

                                              1997              1996               1995              1994              1993
                                            GROSS/NET         gross/net         gross/net          gross/net         gross/net
   Western Canada
      Exploratory wells:     Oil              45/  39           44/   40           37/   29         28/   21            16/  11
                             Gas              55/  42           44/   35           75/   47         35/   18            24/  16
                             Dry              77/  65           52/   42           59/   34         33/   14            20/   6
                                             --------          ---------          ---------         --------            --------
                                             177/ 146          140/  117          171/  110         96/   53            60/  33
                                             --------          ---------          ---------         --------            --------

      Development wells:     Oil             166/ 133           91/   61           80/   54         47/   22            83/  38
                             Gas             247/ 233          146/   76          104/   69         52/   24            40/  23
                             Dry              50/  30           55/   39           47/   32         28/   13            23/  14
                                             --------          ---------          ---------         --------            --------
                                             463/ 396          292/  176          231/  155        127/   59          146/   75
                                             --------          ---------          ---------         --------            --------
   United States
      Exploratory wells:     Oil              2/    1           4/     3            1/    1         -/     -             -/   -
                             Gas              -/    -           -/     -            -/    -         -/     -             -/   -
                             Dry             11/    8          16/     9            -/    -         -/     -             -/   -
                                             --------          ---------          ---------         --------            --------
                                             13/    9          20/    12            1/    1         -/     -             -/   -
                                             --------          ---------          ---------         --------            --------
   Indonesia:
      Exploratory wells      Oil              4/    3           1/     1           -/     -         -/     -             3/   2
                             Gas              3/    1           2/     1           -/     -         6/     3             3/   1
                             Dry              5/    4           2/     1           2/     1         3/     2             2/   1
                                             --------          ---------          ---------         --------            --------
                                             12/    8           5/     3           2/     1         9/     5             8/   4
                                             --------          ---------          ---------         --------            --------

      Development wells:     Oil             28/   13          12/     6           9/     4         6/     2            10/   6
                             Gas              2/    1           -/     -           -/     -         -/     -             -/   -
                             Dry              1/    -           2/     1           1/     1         1/     1             1/   -
                                             --------          ---------          ---------         --------            --------
                                             31/   14          14/     7          10/     5         7/     3            11/   6
                                             --------          ---------          ---------         --------            --------
   North Sea
      Exploratory wells:     Oil              2/    1           -/     -           -/     -         -/     -             -/   -
                             Gas              2/    -           -/     -           -/     -         -/     -             -/   -
                             Dry              4/    1           -/     -           -/     -         -/     -             -/   -
                                             --------          ---------          ---------         --------            --------
                                              8/    2           -/     -           -/     -         -/     -             -/   -
                                             --------          ---------          ---------         --------            --------

      Development wells:     Oil             12/    1           -/     -           -/     -         -/     -             -/   -
                             Gas              7/    1           -/     -           -/     -         -/     -             -/   -
                             Dry              -/    -           -/     -           -/     -         -/     -             -/   -
                                             --------          ---------          ---------         --------            --------
                                             19/    2           -/     -           -/     -         -/     -             -/   -
                                             --------          ---------          ---------         --------            --------
   Other International
      Exploratory wells:     Oil              4/    -           -/     -           -/     -         -/     -             -/   -
                             Gas             33/    2           -/     -           -/     -         -/     -             -/   -
                             Dry             29/    1           -/     -           -/     -         2/     1             3/   1
                                             --------          ---------          ---------         --------            --------
                                             66/    3           -/     -           -/     -         2/     1             3/   1
                                             --------          ---------          ---------         --------            --------

      Development wells:     Oil              3/    -           -/     -           -/     -         3/     3             6/   2
                             Gas             28/    1           -/     -           -/     -         -/     -             -/   -
                             Dry              -/    -           -/     -           -/     -         -/     -             -/   -
                                             --------          ---------          ---------         --------            --------
                                             31/    1           -/     -           -/     -         3/     3             6/   2
                                             --------          ---------          ---------         --------            --------

   TOTAL WELLS DRILLED                       820/ 581          471/  315          415/  272         244/ 124            234/ 121
                                             ========          =========          =========         ========            ========

"Gross" refers to land or wells in which Gulf owns an interest; "net" is the sum of the fractional interests owned by Gulf in gross land or wells.

                            SUPPLEMENTAL INFORMATION
                         RESULTS OF OIL & GAS OPERATIONS


                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                CANADA(1)        US         INDONESIA       OTHER
   Net revenue derived from proved oil and gas
      reserves during the year                                   $    668     $     2       $     160     $    253     $   1,083
   Less:   Production costs                                           209           1              45           49           304
           Exploration expenses                                        70          22              26           26           144
           Depreciation, depletion & amortization                     286           9              55          133           483
           Income tax expense (recovery)                               53           0              26           31           110
                                                                 --------     -------       ---------     --------     ---------
   Results of operations from producing activities               $     50     $   (30)      $       8     $     14     $      42
                                                                 ========     =======       =========     ========     =========

(1)  Does not include reduction in carrying value of assets

                                                                            YEAR ENDED DECEMBER 31, 1996
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                CANADA(1)        US         INDONESIA       OTHER
   Net revenue derived from proved oil and gas
      reserves during the year                                   $    600          0        $      99           0      $     699
   Less:   Production costs                                           187          0               29           0            216
           Exploration expenses                                        53          8                7           2             70
           Depreciation, depletion & amortization                     233          2               29           0            264
           Income tax expense (recovery)                               65          0               22          (1)            86
                                                                 --------     ------        ---------     -------      ---------
   Results of operations from producing activities               $     62     $  (10)       $      12     $    (1)     $      63
                                                                 ========     ======        =========     =======      =========

(1)  Does not include reduction in carrying value of assets

                                                                            YEAR ENDED DECEMBER 31, 1995
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                CANADA(1)        US         INDONESIA       OTHER
   Net revenue derived from proved oil and gas
      reserves during the year                                   $    438          0        $      88           0      $     526
   Less:   Production costs                                           134          0               29           0            163
           Exploration expenses                                        52          3               10           1             66
           Depreciation, depletion & amortization                     145          0               31           0            176
           Income tax expense (recovery)                               53          0               15           0             68
                                                                 --------     ------        ---------     -------      ---------
   Results of operations from producing activities               $     54     $   (3)       $       3     $    (1)     $      53
                                                                 ========     ======        =========     =======      =========

(1)  Does not include reduction in carrying value of assets

                            SUPPLEMENTAL INFORMATION
                                 COSTS INCURRED

                                                                            YEAR ENDED DECEMBER 31, 1997
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                  CANADA         US         INDONESIA       OTHER
   Costs incurred (capitalized & expensed during the year) for:
   Property acquisitions:    Proved                              $  1,281     $     0       $      77     $  1,243     $   2,601
                             Unproved                                  64          26             107          195           392
   Exploration                                                        146          21              82           47           296
   Development(1)                                                     337           1             282           83           703
                                                                   $1,828     $    48       $     548     $  1,568     $   3,992

(1) Includes amounts for capitalized injection of $18 million, $10 million and $11 million for 1997, 1996 and 1995 respectively

                                                                            YEAR ENDED DECEMBER 31, 1996
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                  CANADA         US         INDONESIA       OTHER
   Costs incurred (capitalized & expensed during the year) for:
   Property acquisitions:    Proved                              $    247     $     0       $       0     $      0     $     247
                             Unproved                                  76          32               1            4           113
   Exploration                                                        172          23              28            2           225
   Development(1)                                                     261           0              49            0           310
                                                                 --------     -------       ---------     --------     ---------
                                                                 $    756     $    55       $      78     $      6     $     895
                                                                 ========     =======       =========     ========     =========

(1) Includes amounts for capitalized injection of $18 million, $10 million and $11 million for 1997, 1996 and 1995 respectively

                                                                            YEAR ENDED DECEMBER 31, 1995
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                  CANADA         US         INDONESIA       OTHER
   Costs incurred (capitalized & expensed during the year) for:
   Property acquisitions:    Proved                              $    256     $     0       $       0     $      0     $     256
                             Unproved                                  90           9               0            0            99
   Exploration                                                        154           4              11            0           169
   Development(1)                                                     228           0              20            0           248
                                                                 --------     -------       ---------     --------     ---------
                                                                 $    728     $    13       $      31     $      0     $     772
                                                                 ========     =======       =========     ========     =========

(1) Includes amounts for capitalized injection of $18 million, $10 million and $11 million for 1997, 1996 and 1995 respectively

                            SUPPLEMENTAL INFORMATION
                                CAPITALIZED COSTS

                                                                             AS AT DECEMBER 31, 1997
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                CANADA(1)        US         INDONESIA       OTHER

   Proved properties                                             $  3,549     $     7       $     948     $  1,193     $   5,697
   Unproved properties                                                509          67             183          189           948
   Support facilities                                                  25           1               0          109           135
   Incomplete wells and facilities                                     25           9              36           22            92
                                                                 --------     -------       ---------     --------     ---------
                                                                    4,108          84           1,167        1,513         6,872
   Less related accumulated depreciation, depletion &
    amortization                                                    1,061          26             338          126         1,551
                                                                 --------     -------       ---------     --------     ---------
   Net capitalized costs                                         $  3,047     $    58       $     829     $  1,387     $   5,321
                                                                 ========     =======       =========     ========     =========

(1)   Unproved properties includes $329 million for frontier areas

                                                                               AS AT DECEMBER 31, 1996
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                CANADA(1)        US         INDONESIA       OTHER
   Proved properties                                             $  2,425     $     4       $     516     $      0     $   2,945
   Unproved properties                                                509          41              67            4           621
   Support facilities                                                  25           0               0            0            25
   Incomplete wells and facilities                                     46          13              20            0            79
                                                                 --------     -------       ---------     --------     ---------
                                                                    3,005          58             603            4         3,670
   Less related accumulated depreciation, depletion &
    amortization                                                    1,010           2             269            0         1,281
                                                                 --------     -------       ---------     --------     ---------
   Net capitalized costs                                         $  1,995     $    56       $     334     $      4     $   2,389
                                                                 ========     =======       =========     ========     =========

(1)   Unproved properties includes $329 million for frontier areas

                                                                           AS AT DECEMBER 31, 1995
                                                                     NORTH AMERICA               INTERNATIONAL           TOTAL
                                                                CANADA(1)        US         INDONESIA       OTHER
   Proved properties                                             $  2,092     $     0       $     370     $      0     $   2,462
   Unproved properties                                                499           9             116            0           624
   Support facilities                                                  21           0               0            0            21
   Incomplete wells and facilities                                     41           1              44            0            86
                                                                 --------     -------       ---------     --------     ---------
                                                                    2,653          10             530            0         3,193
   Less related accumulated depreciation, depletion &
    amortization                                                      902           0             239            0         1,141
                                                                 --------     -------       ---------     --------     ---------
   Net capitalized costs                                         $  1,751     $    10       $     291     $      0     $   2,052
                                                                 ========     =======       =========     ========     =========

(1)   Unproved properties includes $329 million for frontier areas

                            SUPPLEMENTAL INFORMATION
                              STANDARDIZED MEASURE

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES. The standardized measure for calculating the present value of future net cash flows from proved oil and gas reserves is based on current costs and prices and a 10 per cent discount factor as prescribed by the FASB.

Accordingly, the estimated future net cash inflows were computed by applying selling prices prevailing at December 31 for crude oil and during the month of December for other products to the estimated future production of proved reserves. Estimated future expenditures to be incurred in developing and producing proved reserves are based upon average costs incurred in each year presented and assume the continuation of economic conditions existing at the end of each year presented.

Although these calculations have been prepared according to the standards described above, it should be emphasized that, due to the number of assumptions and estimates required in the calculations, the amounts are not indicative of the amount of net revenue that the Company expects to receive in future years. They are also not indicative of the current value or future earnings that may be realized from the production of proved reserves nor should it be assumed that they represent the fair market value of the reserves or of the oil and gas properties.

Although the calculations are based on existing economic conditions at each year end, such economic conditions have changed, and may continue to change significantly due to events such as the continuing changes in international crude oil availability and prices, and changes in government policies and regulations. While the calculations are based on the Company's understanding of the established FASB guidelines, there are numerous other equally valid assumptions under which these estimates could be made which would produce significantly different results.


STANDARDIZED MEASURE

                                                                                AS AT DECEMBER 31, 1997
                                                                                                          OTHER
                                                           CANADA (1)   INDONESIA      NORTH SEA      INTERNATIONAL     TOTAL
Future cash inflows                                        $  5,769     $  2,569      $   1,277        $     535      $ 10,150
Future development costs                                       (626)        (425)          (185)             (16)       (1,252)
Future production costs                                      (2,104)        (738)          (454)            (161)       (3,457)
Future wellhead taxes                                           (36)         (19)           (88)             (31)         (174)
Future income taxes                                            (781)        (439)          (130)             (92)       (1,442)
                                                           --------     --------      ---------        ---------      --------
Future net cash flows                                         2,222          948            420              235         3,825
10% annual discount for estimated of cash flows                (820)        (409)           (88)             (93)       (1,410)
                                                           --------     --------      ---------        ---------      --------
Standardized measure of discounted future net
  cash flows                                               $  1,402     $    539      $     332        $     142      $  2,415
                                                           ========     ========      =========        =========      ========
Minority interest's share of standardized measure
  of discounted net cash flows relating to proved
  reserves                                                 $     17     $    149      $       0        $       0      $    166
                                                           ========     ========      =========        =========      ========

STANDARDIZED MEASURE

                                                                          AS AT DECEMBER 31, 1996
                                                                                          OTHER
                                                           CANADA (1)    INDONESIA     INTERNATIONAL      TOTAL
Future cash inflows                                         $  6,763     $    2,644    $          11   $      9,418
Future development costs                                        (157)          (459)               0           (616)
Future production costs                                       (1,389)          (853)              (4)        (2,246)
Future wellhead taxes                                            (49)           (35)               0            (84)
Future income taxes                                           (1,564)          (561)              (3)        (2,128)
                                                            --------     ----------    -------------    -----------
Future net cash flows                                          3,604            736                4          4,344
10% annual discount for estimated of cash flows               (1,318)          (391)              (2)        (1,711)
                                                            --------     ----------    -------------    -----------
Standardized measure of discounted future net
cash flows                                                  $  2,286     $      345    $           2    $     2,633
                                                            ========     ==========    =============    ===========



STANDARDIZED MEASURE

                                                                    AS AT DECEMBER 31, 1995
                                                              CANADA (1)    INDONESIA      TOTAL
Future cash inflows                                         $    4,156   $       434   $   4,590
Future development costs                                          (100)          (11)       (111)
Future production costs                                         (1,476)         (150)     (1,626)
Future wellhead taxes                                              (26)          (27)        (53)
Future income taxes                                               (460)          (98)       (558)
                                                            ----------   -----------   ---------
Future net cash flows                                            2,094           148       2,242
10% annual discount for estimated of cash flows                   (726)          (45)       (771)
                                                            ----------   -----------   ---------
Standardized measure of discounted future net
 cash flows                                                 $    1,368   $       103   $   1,471
                                                            ==========   ===========   =========


CHANGES IN THE STANDARDIZED MEASURE DURING THE YEAR

                                                                                 YEAR ENDED DECEMBER 31
                                                                      1997                1996                1995

Sales of oil and gas produced net of production costs            $     (612)          $     (554)         $     (347)
Development costs incurred during the year                              613                  310                 248
Sales of reserves in place                                             (683)                (231)                (28)
Purchases of reserves in place                                        1,429                  390                 164
Extensions,  discoveries and improved recovery, less related
   costs                                                                267                1,000                 109
Additions due to "Other" (1)                                             37                   61                 140
Revisions of previous quantity and timing estimates                    (346)                 (55)               (125)
Price and cost changes
   Selling prices                                                    (1,630)               1,120                 (91)
   Producing costs                                                      (49)                  (1)                 91
   Development costs                                                    (91)                 (92)                  9
Accretion of discount                                                   389                  177                 144
Other                                                                  (131)                 (94)                 21
Change in income taxes                                                  589                 (869)                 61
                                                                 ----------           ----------          ----------
Net Change                                                             (218)               1,162                 396
Balance at beginning of year                                          2,633                1,471               1,075
                                                                 ----------           ----------          ----------
Balance at end of year                                           $    2,415           $    2,633          $    1,471
                                                                 ==========           ==========          ==========

(1) Under SFAS 69, additions due to "Other" would be considered part of revisions of previous quantity and timing estimates.

                            SUPPLEMENTAL INFORMATION
                                    RESERVES

   CRUDE OIL AND                              1997              1996               1995              1994              1993
   NATURAL GAS LIQUIDS                      gross/net         gross/net         gross/net          gross/net         gross/net
            (millions of barrels)
   PROVED (1)
      North America
           Conventional                      192/ 157          162/  131          150/  125        128/  106         136/   113
           Heavy oil                          78/  69            -/    -           -/     -           -/   -            -/    -
           Syncrude                          226/ 198          194/  174          200/  180        196/  177         161/   145
                                        -------------      -------------     --------------     ------------      -------------
           Subtotal N. America               496/ 424           356/ 305          350/  305        324/  283         297/   258
                                        -------------      -------------     --------------     ------------      -------------

      Indonesia                              42/   28            36/  21           27/   16         31/   19            35/  22
      North Sea                              54/   53             -/   -            -/    -           -/   -             -/    -
      Australia                               7/    6             -/   -           -/     -           -/   -            -/     -
                                        -------------      -------------     --------------     ------------      --------------
           Subtotal International           103/   87            36/  21          27/    16         31/   19          35/    22
                                        -------------      -------------     --------------     ------------      -------------
      TOTAL PROVED LIQUIDS                  599/  511          392/  326          377/  321        355/  302         332/   280
                                        =============      =============     ==============     ============      =============

   PROVED & PROBABLE (2)
      North America
           Conventional                     247/  202          215/  174          205/  172        183/  151         191/   159
           Heavy Oil                        110/   97          -/      -            -/    -        -/      -             -/   -
           Syncrude                         526/  460          208/  188          215/  194        222/  200         221/   199
           Other/Frontier                   270/  229          270/  229          270/  229        270/  229         306/   259
                                        -------------      -------------     --------------     ------------      -------------
           Subtotal N. America           1,153/   988          693/  591          690/  595        675/  580         718/   617
                                        -------------      -------------     --------------     ------------      -------------

      Indonesia                              70/   46           59/   33           45/   27         56/   34          64/    40
      North Sea                              79/   76           -/     -           -/    -            -/   -            -/    -
      Australia                               8/    7          -/      -           -/     -           -/   -            -/     -
                                        -------------      -------------     --------------     ------------      --------------
           Subtotal International           157/  129           59/   33           45/   27         56/   34          64/    40
                                        -------------      -------------     --------------     ------------      -------------
      TOTAL PROVED & PROBABLE
   LIQUIDS                               1,310/ 1,117          752/  624          735/  622        731/  614         782/   657
                                        =============      =============     ==============     ============      =============

   NATURAL GAS
      (billions of cubic feet)
   PROVED (1)
      North America                      1,347/ 1,147       1,482/ 1,248        1,396/1,204        931/  758         923/   762
      Indonesia                             758/  652          504/  426           -/    -            -/   -          55/    47
      North Sea                             177/  174           -/     -           -/    -            -/   -            -/    -
      Australia                             138/  120           -/     -           -/    -            -/   -            -/    -
                                        -------------      -------------     -------------      ------------      -------------
      TOTAL PROVED NATURAL GAS           2,420/ 2,093       1,986/ 1,674     1,396/   1,204        931/  758         978/   809
                                        =============      =============     ==============     ============      =============

   PROVED & PROBABLE (2)
      North America
           Conventional                  1,815/ 1,546       1,948/ 1,640     1,937/   1,670     1,359/ 1,106      1,310/  1,081
           Frontier                      2,590/ 2,279      2,590/2,279       2,590/   2,279     2,590/ 2,279      2,604/ 2,291
      Indonesia                          1,447/ 1,227      1,311/1,048         877/     738       787/   645         825/   646
      North Sea                             285/  281           -/     -           -/    -            -/    -           -/    -
      Australia                           159/    138           -/     -           -/    -            -/    -           -/    -
                                        -------------      -------------     -------------      -------------     -------------
      TOTAL PROVED & PROBABLE
          NATURAL GAS                    6,296/ 5,471      5,849/  4,967     5,404/   4,687     4,736/ 4,030      4,739/ 4,018
                                        =============      =============     ==============     ============      ============
   TOTAL BARRELS OF OIL
   EQUIVALENT (3) (MILLIONS)
      PROVED                                912/  783        624/    522        517/    441        448/  378        433/    364
                                        =============      =============     ==============     ============      =============
      PROVED & PROBABLE EXCL.
         FRONTIER                       1,536/  1,316        895/    734        805/    683        728/  603        745/    614
                                        =============      =============     ==============     ============      =============
      TOTAL PROVED & PROBABLE            2,065/ 1,773       1,424/ 1,191     1,334/   1,140     1,257/ 1,060      1,311/ 1,102
                                        =============      =============     ==============     ============      ============

(1) "Gross" reserves are before deduction of royalties. "Net" reserves are after deduction of royalties which vary depending on prices, production rates and legislation changes. "Proved" reserves are those which appear with reasonable certainty to be recoverable under existing economic and operating conditions.
(2) "Proved plus probable" reserves are those which appear with reasonable certainty to be recoverable under existing and anticipated economic conditions plus that judgment portion of contiguous reserves that are interpreted to exist, from geological, engineering or similar information, with reasonable certainty.
(3)  Canadian natural gas reserves are converted to an oil equivalent at 10mcf:
     1 barrel; International at 6mcf: 1 barrel

PROVED RESERVES

                                                               NORTH AMERICA (3)                         INDONESIA
                                                    -------------------------------------     ----------------------------------
                                                        LIQUIDS                GAS               LIQUIDS               GAS
                                                      (mmbbls)(2)             (Bcf)              (mmbbls)             (Bcf)
                                                   ----------------      ----------------     -------------       --------------
PROVED DEVELOPED AND UNDEVELOPED
At December 31, 1994                                 128        106        931        758     31         19         --        --

      Additions from discoveries & extensions         18         15        314        271      1         --         --        --
      Additions from improved  recovery               --         --         --         --      1          1         --        --
      Additions from development (1)                  14         11         70         60      1          1         --        --
      Purchases of reserves in place                  11          9        239        206     --         --         --        --
      Revisions of previous estimates                 --          1        (36)        14     (2)        (1)        --        --
      Sales of reserves in place                      (4)        (3)        (7)        (6)    --         --         --        --
      Production                                     (17)       (14)      (115)       (99)    (5)        (4)        --        --
                                                   ----------------      ----------------     -------------       --------------

At December 31, 1995                                 150        125      1,396      1,204     27         16         --        --
      Additions from discoveries &  extensions        16         13        270        227      2          1         --        --
      Additions from improved recovery                 7          5          4          4      2          1         --        --
      Additions from development (1)                  11          9         78         65      7          4        504       426
      Purchases of reserves in place                  14         11        279        235      2          2         --        --
      Revisions of previous estimates                 --         (3)        76         36      1          1         --        --
      Sales of reserves in place                     (16)       (13)      (459)      (387)    --         --         --        --
      Production                                     (20)       (16)      (162)      (136)    (5)        (4)        --        --
                                                   ----------------      ----------------     -------------       --------------

At December 31, 1996                                 162        131      1,482      1,248     36         21        504       426
      Additions from discoveries &  extensions        19         16        196        167      1         --        144       124
      Additions from improved recovery                32         28         13         11     --         --         --        --
      Additions from development (1)                   9          7         29         25      4          3        110        96
      Purchases of reserves in place                 101         86        255        219     13          8         --        --
      Sales of reserves in place                     (29)       (24)      (499)      (424)    --         --         --        --
      Revisions of previous estimates                 10         10         22         30     (3)         3         --         6
      Production                                     (23)       (20)      (151)      (128)    (9)        (7)        --        --
                                                   ----------------      ----------------     -------------       --------------

At December 31, 1997                                 281        234      1,347      1,148     42         28        758       652
                                                   ----------------      ----------------     -------------        -------------

PROVED DEVELOPED
      At December 31, 1995                           133        111        927        799     23         13         --        --
      At December 31, 1996                           142        115      1,043        879     25         14         --        --
      At December 31, 1997                           196        164        986        839     32         21         --        --

                                                               OTHER INTERNATIONAL                          TOTAL
                                                      -----------------------------------     ------------------------------------
                                                        LIQUIDS                GAS               LIQUIDS                GAS
                                                        (mmbbls)              (Bcf)              (mmbbls)               (Bcf)
                                                      -------------         -------------     --------------       ---------------
PROVED DEVELOPED AND UNDEVELOPED
At December 31, 1994                                  --         --         --         --     159        125        931        758

      Additions from discoveries & extensions         --         --         --         --      19         15        314        271
      Additions from improved  recovery               --         --         --         --       1          1         --         --
      Additions from development (1)                  --         --         --         --      15         12         70         60
      Purchases of reserves in place                  --         --         --         --      11          9        239        206
      Revisions of previous estimates                 --         --         --         --      (2)        --        (36)        14
      Sales of reserves in place                      --         --         --         --      (4)        (3)        (7)        (6)
      Production                                      --         --         --         --     (22)       (18)      (115)       (99)
                                                      -------------         -------------     --------------       ---------------

At December 31, 1995                                  --         --         --         --     177        141      1,396      1,204
      Additions from discoveries &  extensions        --         --         --         --      18         14        270        227
      Additions from improved recovery                --         --         --         --       9          6          4          4
      Additions from development (1)                  --         --         --         --      18         13        582        491
      Purchases of reserves in place                  --         --         --         --      16         13        279        235
      Revisions of previous estimates                 --         --         --         --       1         (2)        76         36
      Sales of reserves in place                      --         --         --         --     (16)       (13)      (459)      (387)
      Production                                      --         --         --         --     (25)       (20)      (162)      (136)
                                                      -------------         -------------     --------------       ---------------

At December 31, 1996                                  --         --         --         --     198        152      1,986      1,674
      Additions from discoveries &  extensions        21         21          9          8      41         37        349        299
      Additions from improved recovery                --         --         --         --      33         28         13         11
      Additions from development (1)                   3          3          2          2      16         13        141        123
      Purchases of reserves in place                  42         39        295        275     156        133        550        494
      Sales of reserves in place                      --         --         --         --     (29)       (24)      (499)      (424)
      Revisions of previous estimates                  1          2         41         39       7         15         63         75
      Production                                      (6)        (6)       (32)       (30)    (38)       (33)      (183)      (158)
                                                      -------------         -------------     --------------       ---------------

At December 31, 1997                                  61         59        315        294     384        321      2,420      2,094
                                                      -------------         -------------     --------------       ---------------
PROVED DEVELOPED
      At December 31, 1995                            --         --         --         --     156        124        927        799
      At December 31, 1996                            --         --         --         --     167        129      1,043        879
      At December 31, 1997                            25         24        228        214     253        209      1,214      1,053


(1) Under Statement of Financial Accounting Standards No. 69 (SFAS 69), these additions are considered part of revisions of previous estimates.

(2)  Excludes synthetic crude oil from oil sands.

(3) The above estimated reserve quantities are based upon year-end economic conditions as required under SFAS 69. Using management's estimate of costs and prices net proved reserves as at December 31, 1997 for oil and natural gas liquids would be 226 millions of barrels and for natural gas would be 1,147 billions of cubic feet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information required by this item will be included in the Company's proxy statement for its 1998 Annual and Special Meeting, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item will be included in the Company's proxy statement for its 1998 Annual and Special Meeting, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be included in the Company's proxy statement for its 1998 Annual and Special Meeting, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item will be included in the Company's proxy statement for its 1998 Annual and Special Meeting, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Exhibits
      --------
       3.1            Articles of Incorporation of Gulf Canada Resources
                      Limited (incorporated by reference to Exhibit 3.1 of the
                      Company's 10-Q filed for quarter ended June 30, 1997,
                      filed August 14, 1997)

       3.2 Bylaws of Gulf Canada Resources Limited (incorporated by reference to Exhibit 3.2 of the Company's 10-Q for quarter ended June 30, 1997, filed August 14, 1997)

       4.1            Indenture dated July 1, 1989 between the Company and
                      Chase Manhattan Bank pertaining to the Company's 9% debentures due 1999 (incorporated by reference to the Company's Registration Statement on Form F-10,
                      Registration No. 33-30138)

       4.2            Indenture dated January 27, 1994 between the Company and
                      The Bank of New York pertaining to the Company's 9.25%
                      Senior Subordinated Debentures due 2004 (incorporated by reference to the Company's Registration Statement on Form
                      F-10, Registration No. 33-73252)

       4.3            Indenture dated July 5, 1995 between the Company and The
                      Bank of New York pertaining to the Company's 9.625% Senior
                      Subordinated Debentures due 2005 (incorporated by reference to Exhibit 7.1 to the Company's Registration
                      Statement on form F-10, Registration No. 33-93452)

       4.4            Indenture dated August 7, 1997 between the Company and
                      The Bank of New York pertaining to the company's 8.35%
                      Senior Notes payable 2006 (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on
                      Form F-10, Registration No. 333-5332)

       4.5            Indenture dated March 21, 1997 between the Company and
                      The Bank of New York pertaining to the Company's 8.25%
                      Senior Notes payable 2017 (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on form F-10, Registration No. 333-6608)

       4.6            Incentive Stock Plan 1994 (incorporated by reference to
                      Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

      10.1 Loan Agreement dated July 18, 1997 with a syndicate of banks (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June
                      30, 1997, filed August 14, 1997)

      10.2            Employment Agreement, dated February 1996 with Mr.
                      Auchinleck

      10.3            Employment Agreement, dated January 1995 with Mr. Glick

      10.4            Employment Agreement, dated February 1996 with Mr. Feuchuk

      10.5            Employment Agreement, dated January 1995 with Mr. Herbst

      23.2            Consent of Ernst & Young

      27              Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GULF CANADA RESOURCES LIMITED


                                    By: /s/ RICHARD H. AUCHINLECK
                                       ---------------------------------------
                                    Name:    Richard H. Auchinleck
                                    Title:   Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                                  Title                              Date
      ---------                                  -----                              -----
/s/ RICHARD H. AUCHINLECK           Chief Executive Officer; Director          March 25, 1998
-----------------------------       (principal executive officer)
Richard H. Auchinleck

/s/ CRAIG S. GLICK                  Chief Financial Officer (principal         March 25, 1998
-----------------------------       financial officer)
Craig S. Glick

/s/ DENNIS G. FEUCHUK               Vice President and Controller              March 25, 1998
-----------------------------       (principal accounting officer)
Dennis G. Feuchuk

/s/ ROBERT H. ALLEN                 Director                                   March 25, 1998
-----------------------------
Robert H. Allen

/s/ STANLEY H. HARTT                Director                                   March 25, 1998
-----------------------------
Stanley H. Hartt

/s/ RAYMOND H. HEFNER, JR.          Director                                   March 25, 1998
-----------------------------
Raymond H. Hefner, Jr.

/s/ H. EARL JOUDRIE                 Director                                   March 25, 1998
-----------------------------
H. Earl Joudrie

/s/ T. MICHAEL LONG                 Director                                   March 25, 1998
-----------------------------
T. Michael Long

/s/ DONALD F. MAZANKOWSKI           Director                                   March 25, 1998
-----------------------------
The Right Honourable
Donald F. Mazankowski

/s/ ALAN H. MICHELL                 Director                                   March 25, 1998
-----------------------------
Alan H. Michell

/s/ HELMUT M. NELDER                Director                                   March 25, 1998
-----------------------------
Helmut M. Nelder

/s/ RONALD N. ROBERTSON, Q.C.       Director                                   March 25, 1998
-----------------------------
Ronald N. Robertson, Q.C.

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
       3.1            Articles of Incorporation of Gulf Canada Resources
                      Limited (incorporated by reference to Exhibit 3.1 of the
                      Company's 10-Q filed for quarter ended June 30, 1997,
                      filed August 14, 1997)

       3.2 Bylaws of Gulf Canada Resources Limited (incorporated by reference to Exhibit 3.2 of the Company's 10-Q for quarter ended June 30, 1997, filed August 14, 1997)

       4.1            Indenture dated July 1, 1989 between the Company and
                      Chase Manhattan Bank pertaining to the Company's 9% debentures due 1999 (incorporated by reference to the Company's Registration Statement on Form F-10,
                      Registration No. 33-30138)

       4.2            Indenture dated January 27, 1994 between the Company and
                      The Bank of New York pertaining to the Company's 9.25%
                      Senior Subordinated Debentures due 2004 (incorporated by reference to the Company's Registration Statement on Form
                      F-10, Registration No. 33-73252)

       4.3            Indenture dated July 5, 1995 between the Company and The
                      Bank of New York pertaining to the Company's 9.625% Senior
                      Subordinated Debentures due 2005 (incorporated by reference to Exhibit 7.1 to the Company's Registration
                      Statement on form F-10, Registration No. 33-93452)

       4.4            Indenture dated August 7, 1997 between the Company and
                      The Bank of New York pertaining to the company's 8.35%
                      Senior Notes payable 2006 (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on
                      Form F-10, Registration No. 333-5332)

       4.5            Indenture dated March 21, 1997 between the Company and
                      The Bank of New York pertaining to the Company's 8.25%
                      Senior Notes payable 2017 (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on form F-10, Registration No. 333-6608)

       4.6            Incentive Stock Plan 1994 (incorporated by reference to
                      Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

      10.1 Loan Agreement dated July 18, 1997 with a syndicate of banks (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June
                      30, 1997, filed August 14, 1997)

      10.2            Employment Agreement, dated February 1996 with Mr.
                      Auchinleck

      10.3            Employment Agreement, dated January 1995 with Mr. Glick

      10.4            Employment Agreement, dated February 1996 with Mr. Feuchuk

      10.5            Employment Agreement, dated January 1995 with Mr. Herbst

      23.2            Consent of Ernst & Young

      27              Financial Data Schedule