Form 10-Q
period 1998-03-31
GULF CANADA RESOURCES LTD
filed 1998-05-15
CIK 316456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                       OR

        [ ]    TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________  to  ____________

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

ON MAY 12, 1998, THERE WERE 348,779,394 ORDINARY SHARES ISSUED AND OUTSTANDING.

                          GULF CANADA RESOURCES LIMITED

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION:

     Item 1.      Unaudited Consolidated
                  Financial Statements                                                            3 - 10

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  11 - 13

PART II. OTHER INFORMATION                                                                       14 - 15


                         PART 1 - FINANCIAL INFORMATION

     Item 1.      Financial Statements

                          GULF CANADA RESOURCES LIMITED

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                MARCH 31, 1998   Dec. 31, 1997
---------------------------------------------------------------------------------------------------------------
   (millions of Canadian dollars)                                                  (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT
   Cash and short-term investments                                                   $   199     $   188
   Accounts receivable                                                                   270         346
   Other                                                                                 134         121
---------------------------------------------------------------------------------------------------------------
                                                                                         603         655

   INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS                                        204         238
   PROPERTY, PLANT AND EQUIPMENT                                                       5,809       5,736
---------------------------------------------------------------------------------------------------------------
                                                                                     $ 6,616     $ 6,629
===============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT
   Short-term loans                                                                  $   102     $    51
   Accounts payable                                                                      345         420
   Current portion of long-term debt                                                      43          29
   Current portion of other long-term liabilities                                         37          37
   Other                                                                                  90         129
---------------------------------------------------------------------------------------------------------------
                                                                                         617         666

   LONG-TERM DEBT                                                                      2,841       2,785
   OTHER LONG-TERM LIABILITIES                                                           205         201
   DEFERRED INCOME TAXES                                                                 270         307
   MINORITY INTEREST                                                                     217         220
---------------------------------------------------------------------------------------------------------------
                                                                                       4,150       4,179
---------------------------------------------------------------------------------------------------------------

   SHAREHOLDERS' EQUITY
   Share capital
      Senior preference shares                                                           577         577
      Ordinary shares                                                                  1,717       1,660
   Contributed surplus                                                                    35          35
   Retained earnings                                                                     127         181
   Foreign currency translation adjustment                                                10          (3)
---------------------------------------------------------------------------------------------------------------
                                                                                       2,466       2,450
---------------------------------------------------------------------------------------------------------------
                                                                                     $ 6,616     $ 6,629
===============================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          GULF CANADA RESOURCES LIMITED

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                              AND RETAINED EARNINGS

(Unaudited)
                                                                                       Three months
                                                                                      ended March 31,
  (millions of Canadian dollars)                                                      1998      1997
-----------------------------------------------------------------------------------------------------
EARNINGS (LOSS)
  REVENUES
  Net oil and gas                                                                   $  282     $  258
  Net gain on asset disposals                                                            5          7
  Other                                                                                 36         24
-----------------------------------------------------------------------------------------------------
                                                                                       323        289
-----------------------------------------------------------------------------------------------------
  EXPENSES
  Operating - production                                                               110         79
            - other                                                                     20          2
  Exploration                                                                           43         21
  General and administrative                                                            22         16
  Depreciation, depletion and amortization                                             132         91
  Finance charges, net                                                                  58         45
  Income tax expense                                                                   (12)        23
  Minority shareholders' interest                                                       (3)         0
-----------------------------------------------------------------------------------------------------
                                                                                       370        277
-----------------------------------------------------------------------------------------------------

  EARNINGS (LOSS) FOR THE PERIOD                                                    $  (47)    $   12
=====================================================================================================

RETAINED EARNINGS
  BALANCE, BEGINNING OF PERIOD                                                      $  181     $    0
  Earnings (loss) for the period                                                       (47)        12
  Dividends declared on preference shares                                               (7)        (6)
-----------------------------------------------------------------------------------------------------
  BALANCE, END OF PERIOD                                                            $  127     $    6
=====================================================================================================

PER SHARE INFORMATION (dollars per share)

  BASIC EARNINGS (LOSS)                                                             $(0.16)    $ 0.02
=====================================================================================================


Earnings (loss) per share is after deduction of senior preference share dividends (but does not include the special dividends for payment of arrears which have been charged to contributed surplus). This per share amount was calculated based upon the following:

Average number of ordinary shares outstanding:                                         347        265
                    (millions)
=====================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          GULF CANADA RESOURCES LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
                                                                                         Three months
                                                                                        ended March 31,
  (millions of Canadian dollars)                                                       1998        1997
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  EARNINGS (LOSS) FOR THE PERIOD                                                     $   (47)     $    12
  NON-CASH ITEMS INCLUDED IN EARNINGS (LOSS):
     Depreciation, depletion and amortization                                            132           91
     Net gain on asset disposals                                                          (5)          (7)
     Amortization of deferred foreign exchange losses                                      5            3
     Exploration expense                                                                  43           21
     Deferred income taxes                                                               (18)          14
     Other                                                                                (5)           6
---------------------------------------------------------------------------------------------------------
  CASH GENERATED FROM OPERATIONS                                                         105          140
  Other long-term liabilities                                                              1            2
  Changes in non-cash working capital                                                    (68)          40
  Other, net                                                                              (3)           1
---------------------------------------------------------------------------------------------------------
                                                                                          35          183
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds on asset disposals                                                             75           18
  Acquisitions                                                                           (16)      (1,059)
  Capital expenditures and exploration expenses                                         (265)        (244)
  Changes in non-cash working capital                                                      3          133
  Other, net                                                                              (9)          67
---------------------------------------------------------------------------------------------------------
                                                                                        (212)      (1,085)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from issue of long-term debt                                                   97          307
  Long-term debt repayments                                                              (10)           0
  Issue of equity                                                                         57          235
  Regular dividends declared on preference shares                                         (7)          (6)
  Special dividends declared on preference shares                                          0           (3)
  Other                                                                                    0          (10)
---------------------------------------------------------------------------------------------------------
                                                                                         137          523
---------------------------------------------------------------------------------------------------------

  DECREASE IN CASH AND CASH EQUIVALENTS                                                  (40)        (379)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       137         (170)
---------------------------------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD (1)                                     $    97      $  (549)
=========================================================================================================



(1)  COMPRISES CASH AND SHORT-TERM INVESTMENTS, NET OF SHORT-TERM LOANS

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          GULF CANADA RESOURCES LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to the shareholders. The unaudited financial statements contained herein are prepared in accordance with Canadian generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year.


2.       CONTINGENCIES AND OTHER MATTERS

         As part of Gulf's upstream operations and as a result of certain discontinued downstream operations, Gulf has ongoing site restoration and remediation responsibilities. Site restoration costs within upstream operations involve the surface clean-up and reclamation of wellsites and field production facilities to ensure that they can be safely returned to appropriate alternative land uses. In addition, over the long-term, certain plant facilities will require decommissioning which will involve dismantling of facilities as well as the decontamination and reclamation of these lands. Total anticipated future costs, given Gulf's current inventory of wells and facilities, are in the order of $470 million over the next twenty years. Gulf has accrued $113 million ($11 million as current) for future upstream site restoration costs and continues to accrue these costs on a consistent basis.

         There have been no other significant subsequent developments relating to the downstream potential liabilities since year-end, and as such the estimated costs and associated accrual have not changed materially since year-end.

         Gulf is involved in various litigation, regulatory and other environmental matters in the ordinary course of business. In management's opinion, an adverse resolution of these matters would not have a material impact on operations or financial position.

3.       RECLASSIFICATIONS

         Certain amounts for 1997 have been reclassified to conform with the presentation adopted for 1998.


4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP") AND ADDITIONAL DISCLOSURES REQUIRED BY U.S. GAAP


               If U.S. GAAP had been followed, the earnings (loss) and loss per ordinary share would have been as follows:


                                                                 THREE MONTHS ENDED MARCH 31
                                                                 ---------------------------
                                                                  1998                 1997
                                                                 ------               ------
                                                                    (MILLIONS OF DOLLARS)
EARNINGS (LOSS) FOR THE PERIOD, as reported                      $  (47)              $   12
Adjustments:
   Interest rate swap (b)                                            (2)                  (2)
   New asset values (a)(i)                                          (58)                  (8)
   Foreign exchange (c)                                              20                   (8)
   Restructuring charges (e)                                         (7)                   0
   Income tax (expense) recovery                                     45                  (16)
                                                                 ------               ------
LOSS, as adjusted                                                   (49)                 (22)
Cumulative dividends on senior preference shares                     (7)                  (6)
                                                                 ------               ------

LOSS TO ORDINARY SHAREHOLDERS                                    $  (56)              $  (28)
                                                                 ======               ======

PER ORDINARY SHARE, as adjusted                                           (DOLLARS)
   - Loss                                                        $(0.16)              $(0.11)


         The Consolidated Statements of Cash Flows presented under Canadian GAAP comply with International Accounting Standard 7, except as noted in (g) below.

              If U.S. GAAP were followed, amounts on the Consolidated Statements of Financial Position would be increased (decreased) as follows:

                                                                     MARCH 31,                  DECEMBER 31,
                                                                       1998                        1997
                                                               -------------------------------------------------
                                                               (MILLIONS OF DOLLARS)       (MILLIONS OF DOLLARS)
ASSETS

Accounts receivable (b)                                               $     9                     $     2
Current deferred income taxes (a)(ii)                                       5                           6
Investments, deferred charges and other assets (b)(c)                      82                          61
Property, plant and equipment (a)(i)                                    1,238                       1,313
                                                                      -------                     -------
                                                                      $ 1,334                     $ 1,382
                                                                      =======                     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of other long-term liabilities (b)                    $   (12)                    $   (12)
Other current liabilities (a)(i)(b)                                        15                          (1)
Long-term debt (b)                                                        200                         200
Other long-term liabilities (b)(d)(e)(f)                                   36                          39
Deferred income taxes (a)(i)(ii)(b)(c)(f)                               1,315                       1,374
Share capital, ordinary shares (a)(i)                                     (89)                        (89)
Deficit                                                                  (131)                       (129)
                                                                      -------                     -------
                                                                      $ 1,334                     $ 1,382
                                                                      =======                     =======




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

         (i) SFAS 109 requires a restatement, to pre-tax amounts, of the new asset values reflected in the accounts in connection with the change of control in 1986 of Gulf Canada Limited and the acquisition of new subsidiaries. This restatement, along with differences between the tax bases and recorded amounts of other asset transfers, would result in property, plant and equipment (PP&E) and deferred income taxes both being $1,238 million higher than under Canadian generally accepted accounting principles ("Canadian GAAP") at March 31, 1998 (December 31, 1997 - $1,313 million). These differences are amortized to earnings over the lives of the related assets. The application of previous accounting standards at the time of the change in control results in ordinary share capital being lower by $89 million.

         (ii) Measurement and presentation of deferred income taxes according to SFAS 109 would result in recording current and non-current deferred tax assets and liabilities, for a net increase in the deferred tax liability of $90 million at March 31, 1998 (December 31, 1997 - a net increase of $94 million).

(b) A special purpose entity has $200 million 11 per cent public debentures issued and outstanding which mature on October 31, 2000, and assets consisting of a $200 million oil indexed debenture maturing on October 31, 2000 and an interest rate swap. These are not included in Gulf's statement of financial position, but under U.S. GAAP would have been included in long-term debt and investments and other assets, respectively. Earnings include amortization of a provision for losses on a related swap agreement of $2 million ($1 million after tax) for the three months ended March 31, 1998 and $2 million ($1 million after tax) for the three months ended March 31, 1997.

(c) Unrealized gains or losses arising on translation of long-term liabilities repayable in foreign funds would be included in earnings in the period in which they arise under U.S. GAAP. The balances of such deferred losses were $119 million at March 31, 1998 and $139 million at December 31, 1997.

(d) Under U.S. GAAP, the costs of providing all forms of post-retirement benefits to employees would be recognized during the active service lives of the employees rather than expensed as incurred. The accumulated post-retirement benefit obligation at March 31, 1998 is estimated to be $44 million ($26 million after tax) using a discount rate of 7.5 per cent. There is no material difference between the net period service cost under U.S. GAAP and the pay-as-you-go amount under Canadian GAAP for the three-month periods ended March 31, 1998 and 1997.

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

(f) Under U.S. GAAP, as at March 31, 1998 and December 31, 1997, an additional minimum pension liability of $8 million ($4 million after tax) must be accrued for the deficit between the market value of the Company's pension plan assets and its accumulated benefit obligations.

(g) In the Consolidated Statement of Cash Flows, borrowings under short-term loans ($51 million for the three months ended March 31, 1998) would be presented as a financing activity rather than as a reduction of cash and cash equivalents.

         ADDITIONAL DISCLOSURES


         CHANGES IN ACCOUNTING STANDARDS

                  In June 1997, the Financial Accounting Standards Board released Statement No. 130 (SFAS 130), "Reporting Comprehensive Income" and Statement No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. SFAS 130 established standards for reporting and display of certain components of changes in equity that arise form non-owner sources. SFAS 131 establishes standards for reporting information about operating segments and related disclosures. Neither section addresses issues of recognition or measurement in the financial statements, and their adoption is not expected to have any effect on the results of operations or financial position of the Company. Gulf will provide this disclosure at December 31, 1998.

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


FINANCIAL REVIEW

         The following discussion and analysis has been prepared based upon the financial results of operations as presented in this document, which were prepared in accordance with Canadian generally accepted accounting principles. All dollar amounts set forth herein are in Canadian dollars, except where otherwise indicated.

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

         CASH GENERATED FROM OPERATIONS & EARNINGS

         Net oil and natural gas revenues for the three months ended March 31, 1998 increased to $282 million over revenues of $258 million for the same period in 1997. First quarter sales volumes of 190,800 boe/d, reflecting the full period impact of the Clyde and Stampeder acquisitions net of asset sales, did not compensate for the decline in commodity prices. The price declines were mitigated by Gulf's commodity hedging activity which increased revenues by $15 million in the first quarter of 1998, compared with a net loss of $27 million on hedging activities for the same period in 1997.

         Gulf's cash generated from continuing operations of $105 million compared with $140 million for the same period in 1997. The Company incurred a net loss of $47 million for the three months ended March 31, 1998 versus earnings of $12 million during the same period last year. The decrease in cash generation and earnings resulted primarily from lower year-over-year liquids prices in the first quarter which averaged $18.55 per barrel after hedging ($17.29 per barrel before hedging) compared to $25.99 per barrel ($27.60 per barrel before hedging) a year earlier.

         On a segmented basis, North American conventional oil and gas operations generated $93 million of cash for the three months, down $53 million from the prior year due to lower crude oil market prices and divestitures of non-core properties. Gulf's Heavy Oil division and Surmont required a cash outlay of $9 million, as operating costs exceeded revenues resulting from depressed heavy oil market prices. Gulf's Syncrude interest generated cash of $6 million, down $13 million from the first quarter of 1997 as a combined result of an $8.73 per barrel fall in the average realized synthetic crude oil price and accelerated plant maintenance. In Indonesia, three-month cash generation decreased by $2 million to $21 million, as lower crude market prices offset the impact of additional volumes of 3,500 b/d from the Clyde acquisition and lower Indonesian royalties. Cash generated from Gulf's North Sea operations included $27 million from the United Kingdom and $23 million from the Netherlands compared to $13 million and $11 million, respectively, in 1997. Cash generation from Australia was $4 million versus $2 million in 1997. The corporate segment, which includes general and administrative charges, hedging gains and losses, and taxes, required cash of $60 million during the first quarter of 1998 compared to $74 million in 1997.

         The increase in other revenues and other operating expenses reflect additional activity in Gulf's contract drilling services.

         Production operating costs for the first three months of 1998 increased to $110 million from $79 million during the same period last year. However, prior to the inclusion of

         Gulf's Heavy Oil division and the $4 million impact of Syncrude's accelerated plant maintenance, operating costs on a boe basis decreased by three per cent. Exploration expenses increased primarily due to an additional $12 million of dry hole costs related to exploration wells in Indonesia.

         General and administrative expenses increased $6 million, primarily related to the acquisition of Clyde and Stampeder operations and increased building lease costs.

         Depreciation, depletion and amortization expenses were $41 million higher in the first quarter of 1998 than 1997. Of this amount, Gulf's Heavy Oil division incurred charges of $15 million with the remainder being largely a result of the full period impact of the Clyde acquisition.

         Net finance charges increased to $58 million in the first quarter of 1998 from $45 million in the same period of 1997. The increase reflects the impact of an additional $6 million of interest expense associated with the US$225 million debentures issued in March of 1997 and a $6 million increase reflecting the financing costs associated with the acquisition of Clyde and Stampeder.

         NET CASH FLOW AND FINANCIAL POSITION

         In the first three months of 1998 Gulf spent $265 million on capital expenditures and exploration expenses -- $167 million in North America, $60 million in Indonesia and $38 million on international and corporate activities. Gulf's total capital cost for the Corridor Block Gas Project is expected to be US$374 million, of which $US299 million has been spent to March 31, 1998. At March 31, 1998, the Company had drawn US$189 million from the Corridor Facility, including US$39 million during the first quarter of 1998.

         By the end of the first quarter of 1998, the Company had agreements in place to receive over $700 million in proceeds from asset sales, of which $75 million had been received as of March 31, 1998. The largest component of these transactions is the announced sale of its United Kingdom North Sea interests for proceeds of $590 million, which will be used to pay down debt.

         Proceeds of $57 million were received from the exercise of 9.9 million warrants for ordinary shares at a strike price of $5.75.

         The $217 million minority interest reflected in the statement of financial position relates to that portion of Gulf Indonesia ($186 million) and the SGS Limited Partnership ($31 million) not owned by the Company.

         Since the beginning of 1998, Gulf has increased its foreign exchange hedges for 1998. At March 31, 1998 the Company's total forward sales of U.S. dollars for the remainder of this year were US$386 million at an average rate of US$0.70.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

Exhibit
(10)     Material Contracts

         10.1 Shareholder Rights Plan dated as of February 19, 1998 between the Registrant and Montreal Trust Company of Canada (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed on March 11, 1998)


(27)     Financial Data Schedule


b.       Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GULF CANADA RESOURCES LIMITED


DATE: MAY 15, 1998              BY:  /s/  CRAIG GLICK
                                CRAIG GLICK
                                SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                AND SECRETARY (DULY AUTHORIZED OFFICER AND
                                PRINCIPLE FINANCIAL OFFICER)

                               INDEX TO EXHIBITS


EXHIBIT
NO.                           DESCRIPTION
-------                       -----------
  27                   Financial Data Schedule
