Form 10-Q
period 1998-06-30
GULF CANADA RESOURCES LTD
filed 1998-08-13
CIK 316456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1998
            --------------------------------------------

                                      OR

       [_]  TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to _________

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   [X] YES   [_] NO

ON JULY 31, 1998, THERE WERE 348,938,994 ORDINARY SHARES ISSUED AND OUTSTANDING.

                         GULF CANADA RESOURCES LIMITED

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.     FINANCIAL INFORMATION:

  Item 1.   Unaudited Consolidated
            Financial Statements                                        3 - 10

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11 - 14

PART II.    OTHER INFORMATION                                          15 - 17

                        PART 1 - FINANCIAL INFORMATION

   Item 1.  Financial Statements

                         GULF CANADA RESOURCES LIMITED

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                     JUNE 30, 1998       Dec. 31, 1997
--------------------------------------------------------------------------------------
(millions of Canadian dollars)                        (UNAUDITED)
======================================================================================
ASSETS
 CURRENT
 Cash and short-term investments                     $       180         $        188
 Accounts receivable                                         338                  346
 Other                                                       143                  121
--------------------------------------------------------------------------------------
                                                             661                  655
 INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS              251                  238
 PROPERTY, PLANT AND EQUIPMENT                             5,234                5,736
--------------------------------------------------------------------------------------
                                                     $     6,146         $      6,629
======================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT
 Short-term loans                                    $        24         $         51
 Accounts payable                                            336                  420
 Current portion of long-term debt                             0                   29
 Current portion of other long-term liabilities               59                   37
 Other                                                       149                  129
---------------------------------------------------------------------------------------
                                                             568                  666
 LONG-TERM DEBT                                            2,531                2,785
 OTHER LONG-TERM LIABILITIES                                 226                  201
 DEFERRED INCOME TAXES                                       209                  307
 MINORITY INTEREST                                           214                  220
---------------------------------------------------------------------------------------
                                                           3,748                4,179
---------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY
 Share capital
   Senior preference shares                                  577                  577
   Ordinary shares                                         1,718                1,660
 Contributed surplus                                          35                   35
 Retained earnings                                            64                  181
 Foreign currency translation adjustment                       4                   (3)
---------------------------------------------------------------------------------------
                                                           2,398                2,450
---------------------------------------------------------------------------------------
                                                     $     6,146         $      6,629
=======================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                         GULF CANADA RESOURCES LIMITED

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                             AND RETAINED EARNINGS

(Unaudited)
                                                     Three months                      Six months
                                                    ended June 30,                   ended June 30,
  (millions of Canadian dollars)                  1998         1997                1998         1997
======================================================================================================
EARNINGS (LOSS)
 REVENUES
 Net oil and gas                                $  256       $  290               $  538      $  548
 Net gain on asset disposals                        17           41                   22          48
 Other                                              38           11                   74          35
------------------------------------------------------------------------------------------------------
                                                   311          342                  634         631
------------------------------------------------------------------------------------------------------
 EXPENSES
 Operating  - production                           103          100                  213         179
            - other                                 29            3                   49           5
 Exploration                                        33           30                   76          51
 General and administrative                         17           17                   38          32
 Depreciation, depletion and amortization          120          115                  252         206
 Restructuring charges                               2            4                    3           5
 Finance charges, net                               62           58                  120         103
 Income tax expense                                  3           25                   (9)         48
 Minority interest                                  (3)           0                   (6)          0
------------------------------------------------------------------------------------------------------
                                                   366          352                  736         629
------------------------------------------------------------------------------------------------------

 EARNINGS (LOSS) FOR THE PERIOD                 $  (55)      $  (10)              $ (102)     $    2
======================================================================================================

RETAINED EARNINGS
 BALANCE, BEGINNING OF PERIOD                   $  127       $    6               $  181      $    0
 Earnings (loss) for the period                    (55)         (10)                (102)          2
 Dividends declared on preference shares            (8)          (5)                 (15)        (11)
------------------------------------------------------------------------------------------------------
 BALANCE, END OF PERIOD                         $   64       $   (9)              $   64      $   (9)
======================================================================================================

PER SHARE INFORMATION

 EARNINGS (LOSS) (dollars per share)            $(0.18)      $(0.06)              $(0.34)     $(0.03)
======================================================================================================

    Certain amounts for 1997 have been reclassified to conform with the presentation adopted for 1998.

    Earnings (loss) per share is after deduction of senior preference share dividends (but does not include the special dividends for payment of arrears which have been charged to contributed surplus).
    This per share amount was calculated based upon the following:

Ordinary shares outstanding during the period (millions):
  Average                                        348.8        268.8                347.9       266.7

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                         GULF CANADA RESOURCES LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)
                                                                Three Months                   Six months
                                                               ended June 30,                ended June 30,
                                                            1998             1997            1998         1997
(millions of Canadian dollars)
----------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES
    EARNINGS (LOSS) FOR THE PERIOD                         $  (55)         $  (10)          $(102)       $    2
    NON-CASH ITEMS INCLUDED IN EARNINGS (LOSS):
      Depreciation, depletion and amortization                120             115             252           206
      Net gain on asset disposals                             (17)            (41)            (22)          (48)
      Amortization of deferred foreign exchange losses         12               3              17             6
      Exploration expense                                      33              30              76            51
      Deferred income taxes                                    (5)             13             (23)           27
      Other                                                    (5)             (4)            (10)            2
-----------------------------------------------------------------------------------------------------------------
    CASH GENERATED FROM OPERATIONS                             83             106             188           246
    Other long-term liabilities                                (7)             (9)             (6)           (7)
    Changes in non-cash working capital                        40              15             (28)           55
    Other, net                                                  1               0              (2)            1
-----------------------------------------------------------------------------------------------------------------
                                                              117             112             152           295
-----------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES
     Proceeds on asset disposals                              512              55             587            73
     Acquisitions                                             (39)             (7)            (55)       (1,066)
     Capital expenditures and exploration expenses           (196)           (307)           (461)         (551)
     Changes in non-cash working capital                       (9)           (148)             (6)          (15)
     Other, net                                                (1)              5             (10)           72
-----------------------------------------------------------------------------------------------------------------
                                                              267            (402)             55        (1,487)
-----------------------------------------------------------------------------------------------------------------
  FINANCING ACTIVITIES
    Short-term loans                                          (78)            175             (27)          791
    Proceeds from issue of long-term debt                      49             122             146           429
    Long-term debt repayments                                (367)           (260)           (377)         (260)
    Issue of equity                                             1               5              58           240
    Regular dividends declared on preference shares            (8)             (5)            (15)          (11)
    Special dividends declared on preference shares             0              (4)              0            (7)
    Other                                                       0               0               0             1
------------------------------------------------------------------------------------------------------------------
                                                             (403)             33            (215)        1,183
------------------------------------------------------------------------------------------------------------------
    DECREASE IN CASH AND CASH EQUIVALENTS                     (19)           (257)             (8)           (9)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          199             301             188            53
------------------------------------------------------------------------------------------------------------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                180              44             180            44
------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are in integral part of this statement.

                         GULF CANADA RESOURCES LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to the shareholders. The unaudited financial statements contained herein are prepared in accordance with Canadian generally accepted accounting principles. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year.


2.      CONTINGENCIES AND OTHER MATTERS

        As part of Gulf's upstream operations and as a result of certain discontinued downstream operations, Gulf has ongoing site restoration and remediation responsibilities. Site restoration costs within upstream operations involve the surface clean-up and reclamation of wellsites and field production facilities to ensure that they can be safely returned to appropriate alternative land uses. In addition, over the long-term, certain plant facilities will require decommissioning which will involve dismantling of facilities as well as the decontamination and reclamation of these lands. Gulf has accrued $173 million ($34 million as current) for future upstream site restoration costs and continues to accrue these costs on a consistent basis.

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

3.    DIVESTITURES

      Effective May 15, 1998, the Company completed the sale of its U.K. North Sea assets for net cash proceeds of approximately $450 million after reflection of the purchaser's assumption of $110 million of debt and other closing adjustments.

4.    RECLASSIFICATIONS

      Certain amounts for 1997 have been reclassified to conform with the presentation adopted for 1998.


5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP") AND ADDITIONAL DISCLOSURES REQUIRED BY U.S. GAAP

         If U.S. GAAP had been followed, the earnings (loss) and loss per ordinary share would have been as follows:

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30                               JUNE 30
                                              ------------------------------------------------------------------------
                                                    1998                 1997                1998             1997
                                              ------------------------------------------------------------------------
                                                      (MILLIONS OF DOLLARS)                  (MILLIONS OF DOLLARS)
EARNINGS (LOSS) FOR THE PERIOD, as reported       $  (55)              $  (10)             $ (102)          $    2
Adjustments:
  Interest rate swap (b)                              (3)                  (2)                 (5)              (4)
  New asset values (a)(i)                              8                  (12)                (50)             (20)
  Foreign exchange (c)                               (49)                   4                 (29)              (4)
  Restructuring charges (e)                            0                    0                  (7)               0
  Income tax (expense) recovery                       57                    6                 102              (10)
                                                  ------               ------              ------           ------
LOSS, as adjusted                                    (42)                 (14)                (91)             (36)
Cumulative dividends on senior preference shares      (8)                  (5)                (15)             (11)
                                                  ------               ------              ------           ------

LOSS TO ORDINARY SHAREHOLDERS                     $  (50)              $  (19)             $ (106)          $  (47)
                                                  ======               ======              ======           ======

PER ORDINARY SHARE, as adjusted                             (DOLLARS)                              (DOLLARS)
  -  Loss                                         $(0.14)              $(0.04)             $(0.30)          $(0.15)

     If U.S. GAAP were followed, amounts on the Consolidated Statements of Financial Position would be increased (decreased) as follows:

                                                                JUNE 30,             DECEMBER 31,
                                                                 1998                    1997
                                                        ---------------------------------------------
                                                        (MILLIONS OF DOLLARS)   (MILLIONS OF DOLLARS)
ASSETS

Accounts receivable (b)                                       $     4                 $     2
Current deferred income taxes (a) (ii)                              5                       6
Investments, deferred charges and other assets (b)(c)              32                      61
Property, plant and equipment (a) (i)                           1,110                   1,313
                                                              -------                 -------
                                                              $ 1,151                 $ 1,382
                                                              =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of other long-term liabilities (b)            $   (12)                $   (12)
Other current liabilities (a)(i)(b)                                10                      (1)
Long-term debt (b)                                                200                     200
Other long-term liabilities (b) (d) (e) (f)                        41                      39
Deferred income taxes (a) (i) (ii) (b) (c) (f)                  1,119                   1,374
Share capital, ordinary shares (a) (i)                            (89)                    (89)
Deficit                                                          (118)                   (129)
                                                              -------                 -------
                                                              $ 1,151                 $ 1,382
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

     (i) SFAS 109 requires a restatement, to pre-tax amounts, of the new asset values reflected in the accounts in connection with the change of control in 1986 of Gulf Canada Limited and the acquisition of new subsidiaries. This restatement, along with differences between the tax bases and recorded amounts of other asset transfers, would result in property, plant and equipment (PP&E) and deferred income taxes both being $1,110 million higher than under Canadian generally accepted accounting principles ("Canadian GAAP") at June 30, 1998 (December 31, 1997 - $1,313 million). These differences are amortized to earnings over the lives of the related assets or adjusted as assets are sold or otherwise disposed. The application of previous accounting standards at the time of the change in control results in ordinary share capital being lower by $89 million.

     (ii) Measurement and presentation of deferred income taxes according to SFAS 109 would result in recording current and non-current deferred tax assets and liabilities, for a net increase in the deferred tax liability of $85 million at June 30, 1998 (December 31, 1997 - a net increase of $94 million).

(b) A special purpose entity has $200 million 11 per cent public debentures issued and outstanding which mature on October 31, 2000, and assets consisting of a $200 million oil indexed debenture maturing on October 31, 2000 and an interest rate swap. These are not included in Gulf's statement of financial position, but under U.S. GAAP would have been included in long-term debt and investments and other assets, respectively. Earnings include amortization of a provision for losses on a related swap agreement of $5 million ($3 million after tax) for the six months ended June 30, 1998 and $4 million ($2 million after tax) for the six months ended June 30, 1997.

(c) Unrealized gains or losses arising on translation of long-term liabilities repayable in foreign funds would be included in earnings in the period in which they arise under U.S. GAAP. The balances of such deferred losses were $168 million at June 30, 1998 and $139 million at December 31, 1997.

(d) Under U.S. GAAP, the costs of providing all forms of post-retirement benefits to employees would be recognized during the active service lives of the employees rather than expensed as incurred. The accumulated post-retirement benefit obligation at June 30, 1998 is estimated to be $44 million ($25 million after tax) using a discount rate of 7.5 per cent. There is no material difference between the net period service cost under U.S. GAAP and the pay-as-you-go amount under Canadian GAAP for the three-month and six-month periods ended June 30, 1998 and 1997.

(e) Under U.S. GAAP a liability for non-contractual involuntary employee termination benefits is not incurred until the terms of the termination are communicated to the affected individual employees. Under Canadian GAAP, the liability is recorded when the Company made the termination decision. As such, under U.S. GAAP, the liability is recorded prior to employees being notified is reversed and recognized in the year of notification.

(f) Under U.S. GAAP, as at June 30, 1998 and December 31, 1997, an additional minimum pension liability of $8 million ($4 million after tax) must be accrued for the deficit between the market value of the Company's pension plan assets and its accumulated benefit obligations.

CHANGES IN U. S. ACCOUNTING STANDARDS

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

     In March 1998, the Financial Accounting Standards Board issued Statement No. 132 (SFAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87 and No. 88 were issued. Gulf will provide these disclosures at December 31, 1998.

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

FINANCIAL REVIEW

  The following discussion and analysis has been prepared based upon the financial results of operations as presented in this document, which were prepared in accordance with Canadian generally accepted accounting principles. Refer to Note 5 for differences between Canadian and U.S. generally accepted accounting principles. All dollar amounts set forth herein are in Canadian dollars, except where otherwise indicated.

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

CASH GENERATED FROM OPERATIONS & EARNINGS (LOSS)

  Gulf's net oil and gas revenues for the six months ended June 30, 1998 were $538 million, down $10 million from revenues of $548 million for the first half of 1997. Second quarter 1998 revenues of $256 million were $34 million lower than the same period in 1997. The revenue decreases reflect the impact of significantly lower 1998 liquids prices which more than offset volume improvements. Daily production volumes increased by 12.9 mboe/d during the second quarter of 1998 compared to the same period last year and 25.1 mboe/d on a year to date basis. Volumes in both 1998 periods benefited from the third quarter 1997 acquisition of Stampeder Exploration Ltd. but were partially offset by volume declines in Western Canada as a result of natural declines, asset divestitures and gas processing plant turnarounds. Price declines were mitigated somewhat by Gulf's commodity hedging program which increased revenues by $25 million in the first half of 1998, compared with a net loss of $31 million on hedging activities for the same period in 1997. There was a $15 million net improvement quarter over quarter.

  The average realized liquids price for the first half of the year decreased 29 per cent from $25.37 per barrel in the first half of 1997 to $18.02 per barrel in 1998. The Company's average realized liquids price for the second quarter of 1998 was $17.36 per barrel, down $7.44 per barrel over the same period in 1997. Natural gas prices remained strong with the Company realizing an average price of $2.17 per mcf for gas in the first half of 1998 compared to $1.99 per mcf during the same period in 1997. Second quarter natural gas prices were also improved over 1997 with the Company realizing an improvement of $0.14 per mcf quarter over quarter.

  Gulf's cash generation decreased to $188 million for the first six months of 1998, a $58 million decrease over the same period last year. Cash generated by operating activities in the second quarter of 1998 was $83 million compared with $106 million in the same period of 1997. Lower 1998 second quarter operating and G&A costs on a boe basis, coupled with lower cash financing charges for the quarter did not compensate for the impact of the lower prices.

  On a segmented basis, North America conventional oil and gas operations generated $174 million of cash for the first six months of 1998 versus $236 million the year before, while Gulf's Syncrude interest generated $20 million, down from $33 million for the first half of 1997. Gulf's heavy oil division and Surmont required a cash outlay of $12 million, as operating costs exceeded revenues as a result of depressed heavy oil market prices. In Indonesia, six-month cash generation decreased by $19 million to $40 million as lower crude oil market prices offset the impact of lower Indonesian royalties. Cash generated from Gulf's North Sea operations for the first half of 1998 included $38 million from the United Kingdom and $44 million from the Netherlands compared to $48 million and $30 million, respectively, in 1997. Cash generation from other international operations was $11 million versus $10 million in 1997. The corporate segment, which includes general and administrative charges, hedging, gains and losses on asset disposals, and taxes, required cash of $127 million during the first six months of 1998 compared to $170 million in 1997.

  The Company incurred a loss of $102 million during the first six months of 1998 compared with earnings of $2 million during the first half of 1997. Higher oil and gas production was offset by a sharp decline in oil prices, higher depreciation, depletion and amortization expense associated with the increased production, high exploration costs, and lower net gains on asset sales. The above factors also contributed to a net loss of $55 million in the second quarter of 1998 compared with a net loss of $10 million in the second quarter of last year.

  During the second quarter of 1998 the Company recognized a gain on the sale of two oil sands leases and a gain on the sale of its U.K. subsidiary. Other revenues and other operating expenses increased in 1998 over 1997 reflecting significantly increased activity in Gulf's contract drilling services.

  Production costs for the first six months of 1998 were $213 million, compared to $179 million for the same period in 1997, reflecting the costs associated with Stampeder production and increased workover and plant turnaround projects in Western Canada. Quarter over quarter production costs increased $3 million but decreased on a unit of production basis from $6.57 per boe to $6.37 per boe. Exploration expenses increased by $25 million to $76 million for the first half of 1998 primarily due to dry hole costs associated with higher onshore and offshore exploration activity in Indonesia.

  General and administrative expenses in the first six months of 1998 increased $6 million from a year ago. These costs are mainly attributable to increased building rentals and the foreign exchange on payments.

  Depreciation, depletion and amortization (DD&A) charges rose from $206 million in 1997 to $252 million in 1998. For the quarter, DD&A rose from $115 million in 1997 to $120 million in 1998.

  Finance charges for the first half of 1998 were $120 million, up $17 million from the first six months of 1997 due mainly to additional interest expense on long-term debt associated with acquisitions and the amorization of translation losses on U.S. dollar denominated debt. On a quarterly basis, net finance charges increased by $4 million between periods at $62 million in 1998 versus $58 million in 1997.

  Volume and price information for the Company's 1998 and 1997 second quarter and first six months oil and gas production is summarized in the following table:

SUPPLEMENTARY INFORMATION
(Unaudited)

                                                                               Three months                    Six months
                                                                              ended June 30,                  ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                           1998            1997            1998            1997
====================================================================================================================================
VOLUMES SOLD /(1)/ (gross/net)

  Crude oil and natural gas liquids (thousands of barrels per day)
    North America
          - Conventional light crude oil                               35.3 /  30.4    36.7 /  30.0    37.1 /  31.3    39.8 /  32.3
          - Conventional heavy crude oil                               18.2 /  16.5     0.0 /   0.0    18.5 /  16.8     0.0 /   0.0
          - Synthetic crude oil                                        21.0 /  21.0    15.8 /  17.2    18.6 /  18.6    16.3 /  16.0
          - Condensate                                                  6.0 /   4.2     5.0 /   3.2     6.1 /   4.3     5.5 /   3.7
          - Other natural gas liquids                                   9.8 /   7.4     8.8 /   6.9    10.7 /   8.4    10.1 /   8.3
------------------------------------------------------------------------------------------------------------------------------------
                                                                       90.3 /  79.5    66.3 /  57.3    91.0 /  79.4    71.7 /  60.3
------------------------------------------------------------------------------------------------------------------------------------
    International
          - Indonesia                                                  19.6 /  16.0    25.6 /  18.6    20.3 /  16.7    21.6 /  15.6
          - United Kingdom                                              9.8 /   9.2    18.9 /  18.2    14.5 /  13.7    14.0 /  13.3
          - Other                                                       4.5 /   4.5     2.0 /   1.9     3.6 /   3.5     1.4 /   1.3
------------------------------------------------------------------------------------------------------------------------------------
                                                                       33.9 /  29.7    46.5 /  38.7    38.4 /  33.9    37.0 /  30.2
------------------------------------------------------------------------------------------------------------------------------------
  Total liquids                                                       124.2 / 109.2   112.8 /  96.0   129.4 / 113.3   108.7 /  90.5
====================================================================================================================================
  Natural gas (millions of cubic feet per day)
          - North America                                             380   / 316     377   / 300     384   / 311     390   / 319
          - Netherlands                                                68   /  67      70   /  69      74   /  73      53   /  52
          - Other international                                        34   /  33      25   /  22      27   /  26      18   /  16
------------------------------------------------------------------------------------------------------------------------------------
  Total natural gas                                                   482   / 416     472   / 391     485   / 410     461   / 387
====================================================================================================================================
  Total barrels of oil equivalent per day/(2)/                        179.2   157.5   166.3   141.2   184.6   160.9   159.5   133.7
====================================================================================================================================

(1) "Gross" sales include royalties; "net" sales are after royalties. Volumes exclude:

          - NGL re-injection requirements                                      (3.6)           (4.2)           (3.3)           (4.3)
          -inventory drawdown/(build-up)                                       (0.9)           (2.3)            0.0            (1.0)

(2) Canadian gas converted @ 10:1, North Sea and other international @ 6:1


GROSS AVERAGE PRICES
  Crude oil and natural gas liquids (dollars per barrel)
    North America
          - Conventional light crude oil                                      17.91           25.26            18.77           27.21
          - Conventional heavy crude oil                                       7.76            0.00             6.87            0.00
          - Synthetic crude oil                                               20.43           27.15            20.85           28.68
          - Condensate                                                        20.22           27.55            22.80           29.25
          - Other natural gas liquids                                         10.24           17.52            12.32           20.36

    International
          - Indonesia                                                         18.35           26.70            18.75           26.98
          - United Kingdom                                                    17.17           24.53            17.96           23.46
          - Other international                                               21.58           28.47            19.73           29.16

    Average                                     - unhedged                    16.56           25.29            16.96           26.40
                                                - hedged                      17.36           24.80            18.02           25.37

  Natural gas (dollars per thousand cubic feet)

    North America                               - unhedged                     1.90            1.61             1.92            1.92
                                                - hedged                       1.90            1.64             1.92            1.76
    International                                                              2.86            3.23             3.11            3.24

    Average                                     - unhedged                     2.10            1.94             2.17            2.12
                                                - hedged                       2.10            1.96             2.17            1.99

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE EXCHANGE RATES (Cdn$1)                                            US$ 0.691       US$ 0.721        US$ 0.695       US$ 0.729
------------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOW AND FINANCIAL POSITION


The Company received $587 million in net proceeds from asset sales during the first six months of 1998 compared with $73 million during the same period in 1997. Effective May 15, 1998 the Company completed the sale of its U.K. North Sea assets for net cash proceeds of approximately $450 million after reflection of the purchaser's assumption of $110 million of debt and other closing adjustments.

Capital expenditures and exploration expenses were $461 million for the first half of 1998. Western Canada conventional accounted for $211 million. In addition, Gulf spent $33 million on Syncrude and Surmont, $135 million in Indonesia and $82 million on other international projects during the first six months of 1998. Gulf's total capital cost for the Corridor Block Gas Project is expected to be US$374 million, of which US$324 million has been spent at June 30, 1998. At June 30, 1998, the Company had drawn US$213 million from the Corridor Facility, including US$23 million during the second quarter.

During 1998 the Company paid down short and long-term debt of $258 million. In addition, debt was further reduced by $110 million when such debt was assumed by the purchaser of the Company's U.K. assets. Of the $146 million of long-term debt issued during 1998, $90 million related to the financing of the Corridor project. As at June 30, 1998 the Canadian dollar equivalent of Gulf's U.S. dollar-denominated debt had increased by $59 million since December 31, 1997 as a result of the decline in value of the Canadian dollar.

At June 30, 1998 the Company's total forward sales of U.S. dollars for the remainder of this year were US$196 million at an average rate of US$0.70.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

All holders of Ordinary Shares of the Corporation at the close of business on March 12, 1998 received a copy of the Management Proxy Circular regarding the following matters voted on at the annual and special meeting of shareholders held on April 29, 1998:


1.    The election as director of all twelve nominees as listed below:
Name                             For                 Withheld
----                             ---                 --------
R. H. Allen                      139,559,914         1,410,204
R. H. Auchinleck                 139,559,382         1,410,736
S. H. Hartt                      139,560,248         1,409,870
S. H. Hefner, Jr.                139,562,189         1,407,929
H. E. Joudrie                    139,548,869         1,421,249
T. M. Long                       139,562,936         1,407,182
D. F. Mazankowski                139,554,310         1,415,808
A. H. Michell                    139,558,610         1,411,508
H. M. Neldner                    139,560,693         1,409,425
W. O'Donoghue                    139,561,809         1,408,309
R. N. Robertson                  139,560,208         1,409,910
M. Sabia                         139,548,521         1,421,597

2. The appointment of Ernst & Young as auditors, with remuneration to be fixed by the directors.
For:      139,316,411           Withheld:   1,653,707

3. The ratification of the Shareholder Rights Plan as described in the Management Proxy Circular.
For:      25,839,899            Restricted, but in favour (see Note): 31,071,958
Against:  23,604,091            Not Voted:  60,454,170


No other matters were brought up at the meeting.

Note: Please note that under the TSE rules and terms of the Plan adopted pursuant to the TSE rules, the Rights and the Rights Agreement are required to be ratified by a majority of the votes cast at the Meeting and by a majority of the votes cast by Independent Shareholders at the Meeting. Under the ME rules, AGRC and the Participants were not entitled to vote on this matter.

ITEM 5:     OTHER INFORMATION
None.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

Exhibit
-------

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession*

(3)  Articles of Incorporation and By-laws

     3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's 10-Q filed for quarter ended June 30, 1997, filed August 14, 1997)

     3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's 10-Q filed for quarter ended June 30, 1997, filed August 14,
     1997)

(4)  Instruments defining rights of security holders, including indentures

     4.1 Indenture between the Registrant and Chase Manhattan Bank dated July 1, 1989 pertaining to the Registrant's 9% Debentures due 1999 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10, Reg. No. 33- 30138)

     4.2 Indenture between the Registrant and The Bank of New York dated January 27, 1994 pertaining to the Registrant's 9-1/4% Senior Subordinated Debentures due 2004 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10, Reg. No. 33- 73252)

     4.3 Indenture between the Registrant and The Bank of New York dated July 5, 1995 pertaining to the Registrant's 9-5/8% Senior Subordinated Debentures due 2005 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10, Reg. No. 33-93452)

     4.4 Indenture between the Registrant and The Bank of New York dated August 7, 1996 pertaining to the Registrant's 8.35% Senior Notes due 2006 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10, Reg. No. 333-5332)

     4.5 Indenture between the Registrant and The Bank of New York dated March 21, 1997 pertaining to the Registrant's 8-1/4% Senior Notes due 2017 (incorporated herein by reference to the Registrant's Registration Statement on Form F-10, Reg. No. 333-6608)

     4.6 Incentive Stock Plan 1994 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

(10) Material Contracts

     10.1 Loan Agreement dated July 18, 1997 with a syndicate of banks (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

     10.2  Amendment to Employment Agreement with Mr. Auchinleck

     10.3  Amendment to Employment Agreement with Mr. Glick

     10.4  Amendment to Employment Agreement with Mr. Feuchuk

     10.5 Shareholder Rights Plan dated as of February 19, 1998 between the Registrant and Montreal Trust Company of Canada (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed in March 11,
     1998)

(27) Financial Data Schedule

_________________________________
*Inapplicable to this filing


b.   Reports on Form 8-K.

None.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GULF CANADA RESOURCES LIMITED


DATE: AUGUST 14, 1998          BY: /s/  CRAIG GLICK
                               CRAIG GLICK
                               EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                               AND SECRETARY (DULY AUTHORIZED OFFICER AND
                               PRINCIPLE FINANCIAL OFFICER)

                                 EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------

       10.1 Loan Agreement dated July 18, 1997 with a syndicate of banks (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

       10.2        Amendment to Employment Agreement with Mr. Auchinleck

       10.3        Amendment to Employment Agreement with Mr. Glick

       10.4        Amendment to Employment Agreement with Mr. Feuchuk

       10.5 Shareholder Rights Plan dated as of February 19, 1998 between the Registrant and Montreal Trust Company of Canada (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed in March 11, 1998)

       27          Financial Data Schedule