Form 10-Q
period 1998-09-30
GULF CANADA RESOURCES LTD
filed 1998-11-09
CIK 316456

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                  --------------------------------------------

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

    ON September 30, 1998, THERE WERE 348,935,744 ORDINARY SHARES ISSUED AND
                                  OUTSTANDING.

                         GULF CANADA RESOURCES LIMITED

                                     INDEX

                                                                 PAGE NO.
                                                                 --------
PART I.     FINANCIAL INFORMATION:

  Item 1.   Unaudited Consolidated
            Financial Statements                                  3 - 11

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations        12 - 17

PART II.    OTHER INFORMATION                                    18 - 20

                         PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                         GULF CANADA RESOURCES LIMITED

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                  Sept. 30, 1998   Dec. 31, 1997
---------------------------------------------------------------------------------
(millions of Canadian dollars)                      (UNAUDITED)
=================================================================================
ASSETS
 CURRENT
 Cash and short-term investments                           $  131          $  188
 Accounts receivable                                          604             346
 Other                                                        161             121
---------------------------------------------------------------------------------
                                                              896             655
 INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS               326             238
 PROPERTY, PLANT AND EQUIPMENT                              4,618           5,736
---------------------------------------------------------------------------------
                                                           $5,840          $6,629
=================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT
 Short-term loans                                          $   33          $   51
 Accounts payable                                             294             420
 Current portion of long-term debt                            214              29
 Current portion of other long-term liabilities                41              37
 Other                                                        117             129
---------------------------------------------------------------------------------
                                                              699             666
 LONG-TERM DEBT                                             2,467           2,785
 OTHER LONG-TERM LIABILITIES                                  254             201
 DEFERRED INCOME TAXES                                        136             307
 MINORITY INTEREST                                            179             220
---------------------------------------------------------------------------------
                                                            3,735           4,179
---------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY
 Share capital
   Senior preference shares                                   577             577
   Ordinary shares                                          1,718           1,660
 Contributed surplus                                           35              35
 Retained earnings (Deficit)                                 (278)            181
 Foreign currency translation adjustment                       53              (3)
---------------------------------------------------------------------------------
                                                            2,105           2,450
---------------------------------------------------------------------------------
                                                           $5,840          $6,629
=================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                         GULF CANADA RESOURCES LIMITED

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                        AND RETAINED EARNINGS (DEFICIT)


(Unaudited)
                                                     Three months            Nine months
                                                  ended September 30,    ended September 30,
(millions of Canadian dollars)                      1998       1997        1998       1997
=============================================================================================
EARNINGS (LOSS)
 REVENUES
 Net oil and natural gas                            $  259      $ 327      $  797     $  875
 Gain on sale of shares by subsidiary                    -        417           -        417
 Other                                                  24         12          98         47
---------------------------------------------------------------------------------------------
                                                       283        756         895      1,339
---------------------------------------------------------------------------------------------
 EXPENSES
 Operating  - production                                99         94         308        273
            - other                                     16          4          71          8
 Exploration                                            45         38         121         89
 General and administrative                             11         17          45         50
 Depreciation, depletion and amortization              110        169         362        375
 Net gain on asset disposals and provision
  for future losses (Note 3)                           154        130         134         82
 Reduction in carrying value of assets (Note 6b)       212          -         212          -
 Pension settlement and restructuring charges (Note 3)   4         54           7         59
 Finance charges, net                                   67         57         187        160
 Income tax expense                                    (73)        (9)        (82)        39
 Minority interest                                      (4)         -         (10)         -
---------------------------------------------------------------------------------------------
                                                       641        554       1,355      1,135
---------------------------------------------------------------------------------------------

 EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS                                         (358)       202        (460)       204
 Discontinued operations                                24          -          24          -
---------------------------------------------------------------------------------------------
 Earnings (loss) for the period                     $ (334)     $ 202      $ (436)    $  204
=============================================================================================

RETAINED EARNINGS (DEFICIT)
 BALANCE, BEGINNING OF PERIOD                       $   64      $  (9)     $  181     $    -
 Earnings (loss) for the period                       (334)       202        (436)       204
 Dividends declared on preference shares                (8)        (5)        (23)       (16)
---------------------------------------------------------------------------------------------
 BALANCE, END OF PERIOD                             $ (278)     $ 188      $ (278)    $  188
=============================================================================================

PER SHARE INFORMATION

EARNINGS (LOSS) (dollars per share)
 Continuing operations                              $(1.05)     $0.67      $(1.39)     $0.68
 Consolidated                                       $(0.98)     $0.67      $(1.32)     $0.68
---------------------------------------------------------------------------------------------

Earnings (loss) per share are after deduction of senior preference share dividends (but do not include the special dividends for payment of arrears which have been charged to contributed surplus.) This per share amount was calculated based upon the following:

Ordinary shares outstanding during the period (millions):
  Average                                            348.9      293.2       348.2      275.5

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

         GULF CANADA RESOURCES LIMITED

        CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)
                                                                          Three Months             Nine months
                                                                       ended September 30,      ended September 30,
                                                                        1998          1997        1998        1997
(millions of Canadian dollars)
--------------------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES
   EARNINGS (LOSS) FOR THE PERIOD
    FROM CONTINUING OPERATIONS                                         $(358)      $   202      $  (460)    $  204
   NON-CASH ITEMS INCLUDED IN EARNINGS (LOSS):
     Depreciation, depletion and amortization                            110           169          362        375
     Net gain on asset disposals and provision
      for future losses                                                  154           130          134         82
     Gain on sale of shares by subsidiary                                  -          (417)           -       (417)
     Amortization of deferred foreign exchange losses                     17             4           34         10
     Reduction in carrying value of assets                               212             -          212          -
     Pension settlement and restructuring charges                          -            53            -         53
     Exploration expense                                                  45            38          121         89
     Deferred income taxes                                               (78)          (18)        (101)         9
     Other                                                                (6)           (6)         (16)        (4)
--------------------------------------------------------------------------------------------------------------------
   CASH GENERATED FROM OPERATIONS                                         96           155          286        401
   Other long-term liabilities                                            (2)           (3)          (8)       (10)
   Changes in non-cash working capital                                   (89)          (20)        (117)        35
   Other, net                                                              -            (7)          (2)        (6)
-------------------------------------------------------------------------------------------------------------------
                                                                           5           125          159        420
-------------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES
    Proceeds on asset disposals                                          407           656          992        729
    Acquisitions                                                          (9)         (811)        (64)     (1,877)
    Capital expenditures and exploration expenses                       (211)         (289)        (672)      (840)
    Changes in non-cash working capital                                 (337)         (493)        (343)      (508)
    Other, net                                                            43           (12)          33         60
-------------------------------------------------------------------------------------------------------------------
                                                                        (107)         (949)         (54)    (2,436)
-------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
   Short-term loans                                                       17          (859)         (10)       (68)
   Proceeds from issue of long-term debt                                  43          1075          189      1,504
   Long-term debt repayments                                               -           (66)        (377)      (326)
   Issue of equity                                                         1           704           59        944
   Regular dividends declared on preference shares                        (8)           (5)         (23)       (16)
   Special dividends declared on preference shares                         -            (3)           -        (10)
   Other                                                                   -            (2)           -         (1)
-------------------------------------------------------------------------------------------------------------------
                                                                          53           844         (162)     2,027
-------------------------------------------------------------------------------------------------------------------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (49)           20          (57)        11
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      180            44          188         53
-------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 131       $    64      $   131     $   64
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are in integral part of this statement.

                      GULF CANADA RESOURCES LIMITED

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to the shareholders. The unaudited financial statements contained herein are prepared in accordance with Canadian generally accepted accounting principles. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year.

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

3.    UNUSUAL ITEMS

     Net gain on asset disposals and provision for future losses

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                         ------------------------------------------------
                                          1998          1997           1998         1997
                                         ------------------------------------------------
Net gain (loss) on asset
  disposals (a)                          $   171    $   (13)         $   191     $    35
Provision for expected losses               (325)      (117)            (325)       (117)
  on future asset disposals (b)          --------   --------         --------    --------
                                         $  (154)   $  (130)         $  (134)    $   (82)
                                         ========   ========         ========    ========

(a) The 1998 net gain on disposals relates primarily to the $230 million gain on the sale of 50 percent of the Company's Midstream assets. Other property sales included the divestment of various international and Western Canada conventional oil and natural gas properties. In 1997 the net gain on asset disposals consisted of a gain on the sale of the remaining unit of Gulf's northern drilling system and the sale of Western Canada oil and natural gas assets.

(b) The provision for expected losses on future asset disposals is the reduction to estimated realizable values in the carrying amounts of assets, which the Company expects to divest. The 1998 provision for future losses includes write-offs and one-time items of $199 million primarily relating to the planned sales of Western Canada conventional properties. Also, in 1997, Gulf entered into a transaction to lock in an underlying Treasury bond rate in connection with a planned issuance of debt securities. As a result of a decision not to proceed with the transaction as planned, the Company is taking a provision of $40 million against this position. The 1997 provision consists of write-downs of an undeveloped coal property of $67 million, North American oil and natural gas assets of $47 million and other assets of $3 million.

Pension settlement and restructuring charges


                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,
                              -------------------------------------
                                1998      1997      1998     1997
                              -------------------------------------

Pension settlement (a)        $   -        $  53  $    -      $  53
Restructuring charges (b)            4         1         7        6
                              --------     -----  --------    -----
                              $      4     $  54  $      7    $  59
                              ========     =====  ========    =====

     (a) Pension settlement
         Deferred pension costs were written off to reflect the Company's decision to commence a program to annuitize the obligations of the defined benefit pension plan.

     (b) Restructuring charges pertain to costs related to organizational changes.


4. DISCONTINUED OPERATIONS

     The discontinued operations gain of $24 million relates to the sale of an undeveloped tract of land in Reno, Nevada that was part of a subsidiary's former downstream operations.


5. RECLASSIFICATIONS

     Certain amounts for 1997 have been reclassified to conform with the presentation adopted for 1998.

6. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP") AND ADDITIONAL DISCLOSURES REQUIRED BY U.S. GAAP

   If U.S. GAAP had been followed, the earnings (loss) and earnings (loss) per ordinary share would have been as follows:



                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    ---------------------  ---------------------
                                                       1998       1997        1998       1997
                                                    ---------------------  ---------------------
                                                    (MILLIONS OF DOLLARS)  (MILLIONS OF DOLLARS)

EARNINGS (LOSS) FOR THE PERIOD, as reported            $ (334)    $ 202     $ (436)     $ 204
Adjustments:
 Interest rate swap (c)                                    (2)       (3)        (7)        (7)
 New asset values (a)(i)                                 (310)      (68)      (360)       (88)
 Asset impairment (b)                                    (123)        -       (123)         -
 Foreign exchange (d)                                     (73)       (3)      (102)        (7)
 Involuntary employee termination (f)                      15         -          8          -
 Income tax recovery                                      359        74        461         64
                                                       ------     -----     ------      -----
EARNINGS (LOSS), as adjusted                             (468)      202       (559)       166
Cumulative dividends on senior preference shares           (8)       (5)       (23)       (16)
                                                       ------     -----     ------      -----

EARNINGS (LOSS) TO ORDINARY SHAREHOLDERS               $ (476)    $ 197     $ (582)     $ 150
                                                       ======     =====     ======      =====

PER ORDINARY SHARE, as adjusted                            (DOLLARS)            (DOLLARS)
 -  Earnings (Loss)                                    $(1.36)    $0.67    $(1.67)      $0.54


  If U.S. GAAP were followed, amounts on the Consolidated Statements of Financial Position would be increased (decreased) as follows:

                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                   1998                   1997
                                                           --------------------- ---------------------
                                                           (MILLIONS OF DOLLARS) (MILLIONS OF DOLLARS)
ASSETS

Accounts receivable (c)                                             $   9                 $    2
Current deferred income taxes (a) (ii)                                 12                      6
Investments, deferred charges and other assets (c)(d)                 (41)                    61
Property, plant and equipment (a) (i) (b)                             830                  1,313
                                                                    -----                 ------
                                                                    $ 810                 $1,382
                                                                    =====                 ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion of other long-term liabilities (c)                  $ (12)                $  (12)
Other current liabilities (a)(i)(c)                                    11                     (1)
Long-term debt (c)                                                    200                    200
Other long-term liabilities (c) (e) (f) (g)                            38                     39
Deferred income taxes (a) (i) (ii) (b) (c) (d) (e) (g)                914                  1,374
Share capital, ordinary shares (a) (i)                                (89)                   (89)
Deficit                                                              (252)                  (129)
                                                                    -----                 ------
                                                                    $ 810                 $1,382
                                                                    =====                 ======

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

     (i) SFAS 109 requires a restatement, to pre-tax amounts, of the new asset values reflected in the accounts in connection with the change of control in 1986 of Gulf Canada Limited and the acquisition of new subsidiaries. This restatement, along with differences between the tax bases and recorded amounts of other asset transfers, would result in property, plant and equipment (PP&E) and deferred income taxes both being $830 million higher than under Canadian generally accepted accounting principles ("Canadian GAAP") at September 30, 1998 (December 31, 1997 -$1,313 million). These differences are amortized to earnings over the lives of the related assets or adjusted as assets are sold or otherwise disposed. The application of previous accounting standards at the time of the change in control results in ordinary share capital being lower by $89 million.

     (ii) Measurement and presentation of deferred income taxes according to SFAS 109 would result in recording current and non-current deferred tax assets and liabilities, for a net increase in the deferred tax liability of $85 million at September 30, 1998 (December 31, 1997
          - a net increase of $94 million).

(b) During the third quarter of 1998 the Company recorded a provision of $212 million for the impairment of certain Western Canada oil and natural gas assets based on the difference between undiscounted cash flow and the carrying amount of the assets. Under U.S. GAAP an additional provision of $123 million was recorded to reflect the impairment as if it had been calculated based on discounted cash flow.

(c) A special purpose entity has $200 million 11 per cent public debentures issued and outstanding which mature on October 31, 2000, and assets consisting of a $200 million oil indexed debenture maturing on October 31, 2000 and an interest rate swap. These are not included in Gulf's statement of financial position, but under U.S. GAAP would have been included in long-term debt and investments and other assets, respectively. Earnings include amortization of a provision for losses on a related swap agreement of $7 million ($4 million after tax) for the nine months ended September 30, 1998 and $7 million ($4 million after tax) for the nine months ended September 30, 1997.

(d) Unrealized gains or losses arising on translation of long-term liabilities repayable in foreign funds would be included in earnings in the period in which they arise under U.S. GAAP. The balances of such deferred losses were $241 million at September 30, 1998 and $139 million at December 31, 1997.

(e) Under U.S. GAAP, the costs of providing all forms of post-retirement benefits to employees would be recognized during the active service lives of the employees rather than expensed as incurred. The accumulated post-retirement benefit obligation at September 30, 1998 is estimated to be $44 million ($25 million after tax) using a discount rate of 7.5 per cent. There is no material difference between the net period service cost under U.S. GAAP and the pay-as-you-go amount under Canadian GAAP for the three-month and nine-month periods ended September 30, 1998 and 1997.

(f) Under U.S. GAAP a liability for non-contractual involuntary employee termination benefits is not incurred until the terms of the termination are communicated to the affected individual employees. Under Canadian GAAP, the liability is recorded when the Company made the termination decision. As such, under U.S. GAAP, the liability recorded prior to employees being notified is reversed and recognized in the period of notification.

(g) Under U.S. GAAP, as at September 30, 1998 and December 31, 1997, an additional minimum pension liability of $8 million ($4 million after tax) must be accrued for the deficit between the market value of the Company's pension plan assets and its accumulated benefit obligations.

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

The Company has adopted SFAS 130, "Reporting Comprehensive Income" which established standards for reporting and display of certain components of changes in equity that arise from non-owner sources.

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                 ----------------------------------------------------
                                  1998             1997         1998             1997
                                 ----------------------------------------------------
                                 (MILLIONS OF DOLLARS)          (MILLIONS OF DOLLARS)

Net Income (Loss)                $(468)           $ 202         $(559)          $ 166
  Foreign currency translation,
  adjustments, net of tax           26               (1)           30              (3)
                                 -----            -----         -----           -----
  Comprehensive Income (Loss)    $(442)           $ 201         $(529)          $ 163
                                 =====            =====         =====           =====


CHANGES IN U. S. ACCOUNTING STANDARDS

In June 1998, Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging Activities, was issued. Adoption of this standard is
required in the first quarter of 2000.   FAS 133 requires that all derivatives
be recognized as either assets or liabilities and measured as fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of risk exposure. Gulf is currently reviewing the expected impact of FAS 133, which will depend on the derivatives outstanding when it is adopted and is not expected to be significant.

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

FINANCIAL REVIEW

The following discussion and analysis has been prepared based upon the financial results of operations as presented in this document, which were prepared in accordance with Canadian generally accepted accounting principles. Refer to Note 4 for differences between Canadian and U.S. generally accepted accounting principles. All dollar amounts set forth herein are in Canadian dollars, except where otherwise indicated.

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


CASH GENERATED FROM OPERATIONS AND EARNINGS (LOSS)

Gulf's net oil and natural gas revenues for the nine months ended September 30, 1998 were $797 million, down $78 million or nine per cent from revenues of $875 million for the first nine months of 1997. The third quarter 1998 revenues of $259 million were $68 million lower than the same period in 1997. The lower revenues continue to reflect the impact of significantly lower liquids prices. Revenue was further affected by lower sales volumes as a result of asset divestitures. Price declines were partially offset by Gulf's hedging program that generated revenues of $46 million during the first nine months of 1998, ($21 million in the third quarter), and higher natural gas prices.

The average realized liquids price (including hedging) for the first nine months of 1998 of $18.38 per barrel declined 26 per cent from $24.80 per barrel realized during the same period in 1997. The Company's average realized liquids price (including hedging) in the third quarter was $19.04 per barrel, down $4.84 per barrel over the same period in 1997. Natural gas prices continued to strengthen as the Company realized an average hedged price of $2.13 per mcf for the first nine months of 1998 and $2.04 per mcf for the third quarter compared to $1.96 per mcf and $1.91 per mcf, during the same periods in 1997.

Daily production volumes were 176,900 boe/d for the first nine months and 161,700 boe/d for the third quarter, an increase of 7,000 boe/d and a decrease of 28,500 boe/d over the same periods in 1997. The difference in production is primarily due to asset sales and acquisitions in Western Canada during the second half of 1997 and the United Kingdom assets sold in the second quarter 1998.

Cash generated from continuing operations for the nine months ended September 30, 1998 was $286 million, $115 million lower than the same period last year. Cash generated in the third quarter was $96 million, compared with $155 million in the same period of 1997. Lower third quarter revenues were partially offset by lower cash interest expense, attributable to debt repayments, and lower general and administrative (G&A) expenses. On a segmented basis for the first nine months of 1998, North American conventional oil and gas operations generated cash of $264 million versus $350 million for the same period last year. The heavy oil division and thermal pilot projects utilized $9 million of cash. Gulf's interest in the Syncrude Project generated $33 million, down from $55 million for the same period in 1997, and in Indonesia, cash generation of $57 million was a decrease of $37 million from the same period in 1997. In the North Sea, cash generated during the first nine months of 1998 included $38 million from the United Kingdom (which was sold in the second quarter of 1998) and $53 million from the Netherlands, versus $81 million and $43 million in 1997, respectively. Cash generation from Australia was $21 million, an increase of $1 million from 1997 with the benefit of additional volumes from the second quarter 1998 Jabiru-Challis acquisition.

Gulf's loss from continuing operations during the nine-month period was $460 million, compared with earnings of $204 million during the first nine months of 1997. The third quarter ended in a loss from continuing operations of $358 million of which $60 million is due to a loss from operating results and $298 million to one-time adjustments discussed below. The discontinued operations gain of $24 million relates to the sale of an undeveloped tract of land in Reno, Nevada that was part of Gulf's former downstream operations.

In the third quarter 1998, the Company incurred a net loss on asset disposals and net provision for future losses of $154 million before tax. This includes a gain on the sale of 50 per cent of Gulf Midstream Services sold during the quarter of $230 million before tax ($167 million after tax). The gain is more than offset by net losses on other asset disposals and a net provision for future losses relating to Western Canada and miscellaneous international properties of $344 million ($293 million after-tax given a minimal tax base for these properties). In addition, a provision of $40 million ($23 million after tax) was taken for a forward interest rate contract that Gulf entered into in 1997 to lock in an underlying treasury bond rate in connection with a planned issuance of debt securities. The provision is the result of a decision not to proceed with the entire transaction as planned.

Additional one-time items in the third quarter include a $212 million before tax ($149 million after tax) reduction in the carrying value of assets based on lower oil price assumptions. Heavy oil assets acquired in the purchase of Stampeder Exploration account for substantially all of this amount.

Earnings for the nine months of 1997 included the $417 million gain ($384 million after tax) from the IPO of Gulf's Indonesia operations, which was offset by $220 million of third quarter write-offs and one-time items.

Exploration expense increased by $32 million to $121 million for the first nine months of 1998 and increased by $7 million to $45 million for the third quarter. The changes are due mainly to dry hole costs in Indonesia associated with increased exploration activity throughout this year.

Production operating costs for the nine months of 1998 rose to $308 million from $273 million during the same period last year. On a per unit basis, operating costs rose from $5.89 per boe to $6.36 per boe. Higher cost production from the August 1997 acquisition of Stampeder and the sale of lower cost United Kingdom production accounted for the majority of the increase. The 1998 third quarter operating costs of $99 million are comparable to those incurred during the same period in 1997.

G&A expenses of $45 million, or $0.93 per boe, for the first nine months of 1998 represents a decrease of $5 million or 11 cents per boe from the first nine months of 1997. Third quarter 1998 G&A costs of $11 million decreased $6 million largely as the result of eliminating expenses related to the U.K. operations.

Year-to-date restructuring and pension charges of $7 million, including $4 million in the third quarter, reflect 1998 organizational changes. A charge of $59 million in the first nine months of 1997 related mainly to a third quarter decision to annuitize Gulf's pension plan and the related deferred pension charges of $53 million.

Depreciation, depletion and amortization (DD&A) charges decreased from $375 million in the first nine months of 1997 to $362 million in the same period in 1998. On a per unit basis DD&A decreased from $8.10 per boe to $7.50 per boe. The reduced charge is due to lower volumes in Western Canada and to lower volumes from the United Kingdom that had a high rate per boe. The $59 million decrease in DD&A for the third quarter of 1998 from $169 million to $110 million is largely due to the same factors.

Finance charges for the first nine months of 1998 were $187 million, up $27 million from the first nine months of 1997. Additional amortization of deferred foreign exchange on U.S. dollar denominated debt accounted for $24 million of the net increase. On a quarterly basis, net finance charges increased to $67 million in 1998 versus $57 million in 1997. Lower cash interest expense related to lower debt levels was offset by a $13 million increase from the amortization of deferred foreign exchange on U.S. dollar denominated debt.

[Volume and price information for the Company's 1998 and 1997 third quarter and first nine months oil and gas production is summarized in the following table:]

SUPPLEMENTARY INFORMATION
(Unaudited)


                                                                        Three months                 Nine months
                                                                     ended September 30,         ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                      1998         1997          1998          1997
======================================================================================================================
VOLUMES SOLD /(1)/ (gross/net)

  Crude oil and natural gas liquids (thousands of barrels per day)
    North America
     - Conventional light crude oil                                35.5 / 30.2  43.4 / 36.1  36.5 / 31.0   41.0 / 33.6
     - Conventional heavy crude oil                                13.8 / 12.2   5.3 /  4.7  16.9 / 15.2    1.8 /  1.6
     - Synthetic crude oil                                         17.8 / 17.8  20.9 / 17.9  18.3 / 18.3   17.8 / 16.6
     - Condensate                                                   5.8 /  4.0   6.4 /  4.9   6.0 /  4.2    5.8 /  4.1
     - Other natural gas liquids                                    9.8 /  7.7  10.5 /  8.5  10.4 /  8.2   10.2 /  8.4
----------------------------------------------------------------------------------------------------------------------
                                                                   82.7 / 71.9  86.5 / 72.1  88.1 / 76.9   76.6 / 64.3
----------------------------------------------------------------------------------------------------------------------
    International
     - Indonesia                                                   20.8 / 17.1  24.3 / 19.0  20.5 / 16.9   22.6 / 16.8
     - United Kingdom                                                -  /  -    20.1 / 19.2   9.6 /  9.1   16.1 / 15.3
     - Other                                                       11.0 /  9.5   2.1 /  1.8   6.1 /  5.5    1.6 /  1.5
----------------------------------------------------------------------------------------------------------------------
                                                                   31.8 / 26.6  46.5 / 40.0  36.2 / 31.5   40.3 / 33.6
----------------------------------------------------------------------------------------------------------------------
  Total liquids                                                   114.5 / 98.5 133.0 /112.1 124.3 /108.4  116.9 / 97.9
----------------------------------------------------------------------------------------------------------------------
  Natural gas (millions of cubic feet per day)
     - North America                                              365   /  318  419  /374    378  /314     399 /338
     - Netherlands                                                 42   /   41   57  / 57     63  / 62      55 / 54
     - Other international                                         22   /   20   35  / 32     26  / 24      24 / 21
----------------------------------------------------------------------------------------------------------------------
  Total natural gas                                               429   /  379  511  /463    467  /400     478  /413
======================================================================================================================
Total barrels of oil equivalent
       per day/(2)/                                                161.7/140.5  190.2/164.3  176.9/154.1   169.9/144.2
======================================================================================================================

(1) "Gross" sales include royalties; "net" sales are after royalties. Volumes exclude:

     - NGL re-injection requirements                                 (3.9)       (4.6)        (3.5)         (4.4)
     - inventory drawdown/(build-up)                                 (0.2)        1.6         (0.5)         (0.2)

(2)  North America gas converted @ 10:1, Netherlands and other international
     @ 6:1

GROSS AVERAGE PRICES
Crude oil and natural gas liquids (dollars per barrel)
    North America
    - Conventional light crude oil                                18.55     24.66     18.70     26.30
    - Conventional heavy crude oil                                12.60     15.54      8.60     15.54
    - Synthetic crude oil                                         20.59     26.97     20.77     28.01
    - Condensate                                                  18.12     26.39     21.28     28.18
    - Other natural gas liquids                                    9.67     15.65     11.48     18.73

    International
     - Indonesia                                                  18.64     25.40     18.71     26.41
     - United Kingdom                                              0.00     22.65     17.96     23.12
     - Other international                                        18.74     27.58     19.12     28.46

    Average        - unhedged                                     17.32     23.92     17.12     25.44
                   - hedged                                       19.04     23.88     18.38     24.80

  Natural gas (dollars per thousand cubic feet)

    North America  - unhedged                                      1.86      1.43      1.90      1.75
                   - hedged                                        1.96      1.65      1.93      1.72
    International                                                  2.51      3.06      2.96      3.17

    Average        - unhedged                                      1.96      1.72      2.10      1.98
                   - hedged                                        2.04      1.91      2.13      1.96

-----------------------------------------------------------------------------------------------------
AVERAGE EXCHANGE RATES (Cdn$1)                                 US$ 0.66  US$ 0.72  US$ 0.68  US$ 0.73
-----------------------------------------------------------------------------------------------------

NET CASH FLOW AND FINANCIAL POSITION


Capital expenditures and exploration expenses were $672 million for the nine months, representing a 20 per cent decrease over 1997 expenditures of $840 million due to reductions in capital spending made as a result of lower oil prices. North America conventional light and heavy oil operations accounted for the majority of the reductions, decreasing by $171 million to $300 million. Additionally, Gulf spent $31 million on Syncrude, $15 million on thermal pilot projects, $222 million in Indonesia and $104 million on other international projects. In Indonesia, at September 30, 1998 the Company had drawn US$240 million on the Corridor Project Facility, including US$28 million during the third quarter.

The Company received $992 million in proceeds from asset sales and sales of interests in subsidiary companies during the nine months compared with $729 million in 1997. The 1998 proceeds relate mainly to the sale of 50 per cent of Gulf's Midstream Services, sale of the U.K. operations, as well as various North America properties. The 1997 proceeds are principally attributable to net proceeds from the initial public offering of 28 per cent of Gulf Indonesia Resources.

Total equity issued for the nine months of 1998 was $59 million compared with $944 million for the same period in 1997. The August 1997 Stampeder purchase accounted for $700 million of the prior year issue.

During the first nine months, Gulf paid down $377 million of long-term debt with the proceeds of asset sales and drew $189 million from committed long-term facilities, the majority of which was related to the Corridor Gas Project facility. This compares to $326 million and $1,504 million, respectively, during the same period in 1997. At September 30, 1998, short-term debt was $33 million, a reduction of $18 million from the December 1997 year-end balance.
The current portion of long-term debt of $214 million includes the 9 per cent US$125 million debentures due in August 1999 and US$15 million relating to the Corridor Project Facility. Long-term debt of $2,467 million includes US$975 million of public debt due between 2004 and 2017, the Corridor Project loan of US$240 million and $687 million largely in bank debt. As at September 30, 1998, the Company's cash balance was $131 million. In addition the Company has a $290 million receivable relating to the sale of 50 per cent of Gulf Midstream Services. Further, the purchaser of Gulf's Midstream assets has agreed to provide Gulf Midstream with a three year, $100 million advance. It is anticipated that this amount will be advanced to Gulf and, at the Company's option, can be repaid in cash or an additional interest in the Midstream assets. As at September 30, 1998 the Canadian dollar equivalent of Gulf's U.S. dollardenominated debt was impacted by $162 million from the December 31, 1997 balance as a result of the decline in value of the Canadian dollar from the year-end rate of C$1.43 to C$1.53 per U.S. dollar.


YEAR 2000

The inventory and investigation phases of the program Y2K are complete and remediation efforts underway. The Company is on track to achieve its goal of becoming Y2K ready by year-end 1998.

The Company is also developing contingency plans to further address and mitigate its most critical Y2K issues. Since the Company's business is constantly evolving, processes have been implemented to capture and address any new Y2K issues that may arise. It is anticipated that remediation costs will not exceed $10 million, of which approximately 40 per cent has been spent to date.

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

     10.1 Loan Agreement dated July 18, 1997 with a syndicate of banks (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

     10.2 Shareholder Rights Plan dated as of February 19, 1998 between the Registrant and Montreal Trust Company of Canada (incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-A filed in March 11,
     1998)

(27) Financial Data Schedule

_________________________________
*Inapplicable to this filing


b.   Reports on Form 8-K.

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GULF CANADA RESOURCES LIMITED



DATE: NOVEMBER 9, 1998     BY: /s/  CRAIG GLICK
                           CRAIG GLICK
                           EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                           AND SECRETARY (DULY AUTHORIZED OFFICER AND
                           PRINCIPLE FINANCIAL OFFICER)


                           Attachments available through Edgar