Form 10-K405
period 1998-12-31
GULF CANADA RESOURCES LTD
filed 1999-03-31
CIK 316456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 [x] For the fiscal year ended December 31, 1998

                                       or

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

                              401, 9TH AVENUE S.W.
                        CALGARY, ALBERTA T2P 2H7, CANADA
                            (Address of head office)


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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of March 26, 1999, the aggregate market value of the Registrant's Ordinary Shares held by non-affiliates was approximately $1,046,850,132.

          The number of shares outstanding of the Registrant's Ordinary Shares as of March 26, 1999, was 348,950,044.

                      Documents Incorporated By Reference

          Portions of the Registrant's proxy statement for 1999 Annual and Special Meeting of Shareholders are incorporated by reference into Part III.

                           CURRENCY AND EXCHANGE RATES

         Gulf Canada publishes its consolidated financial statements in Canadian dollars. All dollar amounts set forth in this Annual Report are in Canadian dollars, except where otherwise indicated. The following table sets forth for the periods indicated certain exchange rates based on the noon buying rate in the City of New York for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"). Such rates are set forth as United States dollars per Cdn. $1.00 and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per U.S. $1.00. On March 26, 1999, the Noon Buying Rate was Cdn. $1.00 equals U.S. $0.6607.

                                                                                YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                             1998           1997          1996          1995          1994
                                                          ------------   -----------  ------------  ------------  ------------
Noon Buying Rate at end of period..............           U.S.$0.6504    U.S.$0.6999   U.S.$0.7301   U.S.$0.7323   U.S.$0.7128
Average Noon Buying Rate during period.........              $ 0.6740        $0.7220       $0.7332       $0.7305       $0.7300
Highest Noon Buying Rate during period.........              $ 0.7105        $0.7487       $0.7513       $0.7527       $0.7632

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

               UNLESS OTHERWISE STATED, ALL DOLLAR AMOUNTS HEREIN
                       ARE EXPRESSED IN CANADIAN CURRENCY

                                TABLE OF CONTENTS

                                                      PART I
                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Item 1.           Business..............................................................................      3
Item 2.           Properties............................................................................     13
Item 3.           Legal Proceedings.....................................................................     16
Item 4.           Submission of Matters to a Vote of Security Holders...................................     16

                                                      PART II

Item 5.           Market for the Registrant's Ordinary Shares and Related
                      Stockholder Matters...............................................................     16
Item 6.           Selected Financial Data...............................................................     18
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................     21
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................     31
Item 8.           Financial Statements and Supplementary Data...........................................     31
Item 9.           Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..........................................................     73

                                                     PART III

Item 10.          Directors and Executive Officers of the Company.......................................     73
Item 11.          Executive Compensation................................................................     73
Item 12.          Security Ownership of Certain Beneficial Owners and
                      Management........................................................................     73
Item 13.          Certain Relationships and Related Transactions........................................     73

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                      8-K...............................................................................     73

                  Signatures............................................................................     76




                                     PART I

         The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to, statements found in Item 1. Business, Item 2. Properties, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and statements. Certain risk factors which could affect the information set forth herein are described under the caption "Risk Factors" in
Item 1.

ITEM 1.  BUSINESS

         Gulf Canada Resources Limited ("Gulf Canada" or the "Company") is a Company organized under the Canada Business Corporation Act ("CBCA"). Gulf Canada is one of Canada's largest independent producers of oil and natural gas, with operations in Western Canada, where the Company has over 80 years of experience in conventional oil and gas operations, and internationally with operations in Indonesia (through Gulf Indonesia Resources Limited ("GRL") of which Gulf Canada owns 72 per cent), the North Sea and Australia. Gulf Canada's head office is located at 401-9th Avenue S.W., Calgary, Alberta, Canada T2P 2H7.

         In 1998, the Company completed the following significant transactions:

                  The sale of 50% of certain midstream assets to KeySpan Energy Development Corporation for $290 million.

                  The sale of $0.9 billion of assets of which over 60 per cent related to United Kingdom North Sea assets. Sales included proved reserves of 68 million gross barrels (63 million barrels net) of liquids and 294 gross bcf (253 bcf net) of natural gas. Proceeds were used to repay indebtedness and to fund capital expenditures.

                  The completion of the Gulf Indonesia Resources Limited operated Corridor Gas Project in Indonesia. The Corridor Gas Project commenced operations in October, 1998 and accounted for approximately 79 mmcf/d of sales gas net to GRL (76 mmcf/d after royalty) in the fourth quarter. Current production is 160 mmcf/d net to GRL.

         After asset sales, Gulf Canada's estimated net proved oil and natural gas reserves excluding Syncrude oil decreased 10.4% per cent from 662 mmboe on December 31, 1997 to 593 mmboe on December 31, 1998, and average daily net production was virtually flat at 160 MBOE/d (natural gas converted to boes at 6:1) in 1997 and 1998.

         In early 1999, the Company finalized an agreement with Ensyn Group, Inc. whereby, the Company will fund a Cdn$20 million bitumen and heavy oil upgrading test program. In connection with the transaction, the Company acquired a 28.5 per cent ownership interest in an Ensyn partnership that holds certain marketing and royalty rights associated with the technology.

         Also, the Company entered into an agreement with Mobil Canada related to its 5.4 million-acre land holding near the French islands of St. Pierre and Miquelon. Under the agreement, the Company's share of costs for additional seismic and an initial exploration well will be paid for by Mobil Canada.

         GENERAL.

         Gulf Canada was founded in 1906, and operated as a fully integrated oil company until 1986 when the Company sold its refining and marketing assets. In 1988, the Company acquired Asamera, Inc., a predecessor to Gulf Indonesia Resources Limited, which has operations in Indonesia. During 1997, the Company further expanded its international operations primarily by acquiring Clyde Petroleum Plc, which had operations in the North Sea, Indonesia and Australia. As well, the Company expanded its Western Canadian position with the acquisition of Stampeder Exploration Limited in 1997. Gulf Canada is also a major producer of heavy oil and produces Syncrude Sweet Blend ("SSB") through its interest in Syncrude. SSB is a high quality, low sulphur, light crude oil.

          The following table summarizes Gulf Canada's sales of production and estimated proved reserves net of royalties as of and for the year ended December 31, 1998:



                                                   AVERAGE DAILY                             ESTIMATED NET
                                                     NET SALES                              PROVED RESERVES
                                     ------------------------------------------ -----------------------------------------
                                        LIQUIDS         GAS                       LIQUIDS         GAS
                                         (MB)         (MMCF)        MBOE(3)        (MMB)         (BCF)       MMBOE(3)
                                     ------------------------------------------ ------------- ---------------------------
NORTH AMERICAN
  CONVENTIONAL (1):
     Light oil & natural gas.......      43.3           311          95.1           138           978           301
     Heavy Oil.....................      15.4             -          15.4            56             -            56
                                         ----           ---         -----           ---           ---           ---
     Total North American
          Conventional.............      58.7           311         110.5           194           978           357
                                         ----           ---         -----           ---           ---           ---

INTERNATIONAL:
     Indonesia (2)                       16.9            19          20.1            30           919           183
     North Sea.....................       9.2            61          17.0             3           124            24
     Australia.....................       4.9            20           8.2            10            92            25
     Other.........................        .8             3           3.7             -             -             -
                                         ----           ---         -----           ---          ----           ---
     Total International...........      31.8           103          49.0            43          1135           232
                                         ----           ---         -----           ---          ----           ---
 Total.........................          90.5           414         159.5           237          2113           589
                                         ====           ===         =====           ===          ====           ===

[FN]
(1)      Excludes SSB production and reserves from oil sands.

(2) The reserves attributable to Indonesia are owned by GRL, a 72 per cent owned subsidiary of Gulf Canada. The amount of reserves represent 100 per cent of the estimated net proved reserves owned by GRL.

(3)      Boe converts natural gas at an oil equivalent of 6 mcf: 1 barrel.


NORTH AMERICA

         North American operations form the largest component of Gulf Canada's diversified portfolio. The vision for North America is to grow from a solid foundation of exploitation opportunities and expand through the development of natural gas from west central Alberta, up the western border and eventually to the MacKenzie Delta at Parsons Lake in the North.

         During the year, property sales and acquisitions were used to balance the portfolio and have resulted in operations in four core regions: Southeast Alberta, Central Alberta, Red Earth and an emerging natural gas trend that stretches from west central Alberta to the Steen region in northern Alberta.

         In addition to these core regions, Gulf Canada operates heavy oil interests in Saskatchewan and holds an interest in the Syncrude Joint Venture in northern Alberta.

         In 1998, Gulf Canada entered into key partnerships that are expected to enable the Company to accelerate value growth in areas where it has strategic advantages. An alliance with Northrock Resources, a midsize producer, in west central Alberta provides a large, dominant land base in a competitive and prospective natural gas area. The sale of a 50 per cent interest in Gulf Canada's midstream natural gas assets to KeySpan Energy Corporation, a growth-oriented, U.S.-based utility, served to partially monetize assets undervalued in the market and bring greater focus to the midstream business as a profit center. Gulf Canada also established a partnership with Ensyn Energy Corporation to develop new upgrading technology for application to heavy oil.

          Gulf Canada has 30 key properties in Western Canada that are predominantly Gulf Canada-operated. These properties as well as Gulf Canada's surrounding land positions encompass 4.1 million net acres of which 3.0 million acres are undeveloped. Average sales (before royalties) from Western Canada during 1998 were 52,400 barrels per day (b/d) of conventional light oil and natural gas liquids, 17,000 b/d heavy oil, 18,900 b/d from Syncrude and 369 million cubic feet per day (mmcf/d) of natural gas.

CONVENTIONAL LIGHT OIL AND NATURAL GAS.

         Western Canada light oil and natural gas reserve additions for the year were 47 million (before royalties) barrels of oil equivalent (boe), replacing more than 100 per cent of production, two-thirds of which was natural gas.

         Property sales in Western Canada in 1998 amounted to $136 million and were primarily completed in the second half of the year. During 1999, additional Western Canada asset sale transactions with associated production of approximately 7,800 boe/d (before royalties) are expected to close with proceeds in excess of $130 million.

         Production (before royalties) from the four main regions in 1999 is expected to be approximately 85,000 boe/d after property sales, with approximately 40 per cent from Central Alberta, 20 per cent from Southeast Alberta, ten per cent from Red Earth and 30 per cent from the emerging natural gas corridor. Gulf Canada's actions in 1998 have increased its exposure to natural gas, which is anticipated to account for approximately 50 per cent of 1999 production. In each of these four regions, Gulf Canada maintains high working interests in large properties with substantial operating control.

         CENTRAL ALBERTA. The Central Alberta region has historically been a core operating area for Gulf Canada. It is characterized by large, long-life, light oil reservoirs, substantial proven reserves and low-risk development opportunities. Gulf Canada's knowledge of the area and applicable technologies, such as infill and horizontal drilling, as well as enhanced oil recovery techniques, enable sustained exploitation, low cost operations and significant free cash flow.

         During the year, Gulf Canada implemented a new technology, referred to as "geo-cellular", that creates a unified model from seismic, well log, production and reservoir data. Application of this technology to the Company's Central Alberta operations, as well as in other areas, will improve the process of identifying new, low risk exploitation prospects and create more efficient operating plans.

         SOUTHEAST ALBERTA. Key properties in this area, Ghost Pine, Connorsville and Richdale, are characterized by both shallow and multi-zone natural gas plays. Gulf Canada expanded its position in this area in 1998 through an active drilling program and an alliance with a small, natural gas-oriented company. The alliance has control of production and processing facilities in the area and maintains an active exploitation program.

         RED EARTH. Gulf Canada has built a dominant 700,000 net acre land position in the Red Earth area located in northern Alberta. The position was expanded through a major land acquisition and an early 1999 transaction in which the Company swapped shallow natural gas rights for the deeper oil and natural gas rights. Gulf Canada has significantly grown the reserve base, increased production and reduced costs through well-optimization plans, waterflood and recompletion work. Key fields in this area include House Creek, Panny and Senex fields with an average working interest of 84 per cent.

         NATURAL GAS CORRIDOR. Gulf Canada has sizable natural gas holdings from west central Alberta up to the Steen area in the north that are expected to benefit from favourable changes in natural gas economics. The Company's plans for growth are focused on development in the Steen area, exploration in the Musreau Lake and Northwest Arch areas and through its partnership in west central Alberta.

         In west central Alberta, 850,000 acres are held in an alliance with a mid-sized Canadian producer. This sizeable acreage position combined with an extensive seismic data base provides a base for rapid growth in this area.

         The Company realized early success in the Musreau Lake and Northwest Arch areas, two new exploration areas for Gulf Canada. In the Musreau Lake area, an emerging natural gas region along the western border of Alberta, Gulf Canada holds an average 40 per cent working interest in 125,000 acres.

         In the Steen area, in northwest Alberta, the Company added over 70 bcf to reserves and has extended its land position in the region. Gulf Canada is constructing a gas plant that is expected to add up to 30 mmcf/d of production to come on stream by mid-1999.

         Additionally, Gulf Canada controls major infrastructure in the area through its ownership in Gulf Midstream Services. Ultimately, the Company expects this natural gas exploration corridor to extend to the MacKenzie Delta area where Gulf Canada already has significant gas reserves.

HEAVY OIL

         Heavy oil production is mainly from the Plains, Senlac and Coleville areas of southwest Saskatchewan. The Company holds 700,000 net undeveloped acres in these areas. Gulf Canada is actively seeking to combine its assets with an industry partner to effect operating cost savings and synergies in future exploitation and development projects for this large, long-term resource base.

         During the year, investment in heavy oil was predominantly facilities oriented. Additionally, increased efficiencies reduced operating costs by 20 per cent. The strategy for improved performance in 1999 will include reducing operating costs, increasing production from four waterflood facilities, continuing consolidation of assets to form core areas and implementing oil upgrading technology. These actions, combined with improved differentials between light and heavy oil prices, are expected to provide better economics for heavy oil production going forward.

OTHER ASSETS

         THERMAL. Gulf Canada operates steam-enhanced oil recovery projects at Surmont, Alberta and Kerrobert, Saskatchewan. At the larger Surmont project, potential recoverable reserves of crude oil may be as high as 5 to 7 billion barrels. Pilot technology tests the viability of recovering heavy oil and bitumen using steam injection and horizontal wells.

         Operations at the Surmont pilot project met Gulf Canada's expectations by showing consistent performance during the year with volumes averaging approximately 600 b/d in the second half. In 1999, the Company will proceed with the required regulatory applications to construct a 25,000 b/d commercial in-situ thermal recovery facility at Surmont. Current plans anticipate start-up and commissioning of that project during the second half of 2003. Due to the potential size of the project, Gulf Canada plans to continue to seek an industry partner to pursue development.

         UPGRADING TECHNOLOGY. New technology is the key to unlocking the long-term potential of Gulf Canada's vast heavy oil and oil sands resources. Gulf Canada is working with its partner, Ensyn Energy Corporation, to develop a new upgrading technology for application to heavy oil and bitumen. Positive results from bench-scale tests conducted during 1998 indicate that this efficient upgrading process could be applied to larger volumes. In 1999, the Company is proceeding with the engineering and design of a $19 million field demonstration project expected to start-up by late 2000. In addition, subsequent to year-end Gulf Canada acquired a 28.5 per cent interest in a separate partnership formed with this company. The partnership will market the proprietary upgrading technology and own the associated royalty rights.

         DEVELOPMENT - NORTHERN CANADA. Gulf Canada has 2.6 trillion (before royalties) cubic feet of probable natural gas reserves in the Beaufort Sea and MacKenzie Delta areas of Northern Canada. One-half of this gas, discovered by Gulf Canada more than 20 years ago, is in the Parson's Lake field located in the MacKenzie Delta. This field was delineated with 17 wells, which will allow a high percentage of these reserves to be reclassified as proved upon the start-up of a development project.

         Gulf Canada is reviewing potential development of its Northern Canada prospects in light of changes in the Canadian natural gas industry that are expected to improve the economics of natural gas production. Substantial new pipeline export capacity was added in western Canada late in the year, with plans for additional capacity by the year 2000. Due to a trend in Canada towards increased production relative to a field's reserves, future supply growth will be dependent upon development of new reserves rather than acceleration of production. These factors, combined with new gas infrastructure in Alberta, more efficient development techniques and lower cost pipeline construction costs, make the concept of developing Gulf Canada's large, northern gas resources more attractive.

         EXPLORATION - EAST COAST. Gulf Canada holds a sizable land position in a prospective area off the east coast of Canada between Hibernia and Sable Island. During the year, Gulf Canada completed a 7,300 kilometre, two-dimensional seismic program on its 5.4 million acre block.

         Subsequent to year-end, Gulf Canada signed a letter of intent to enter into a joint operating agreement with Mobil Canada covering a combined 8.6 million acres. Subject to regulatory approval and execution of a joint operating agreement, Mobil will fund the initial exploration program on Gulf Canada's French permit acreage, including acquisition of additional seismic and drilling the initial well. Mobil will be assigned a 65 per cent interest in Gulf Canada's French permit and a 20 per cent interest in Gulf Canada's Canadian permits with an option to earn an additional 45 per cent in certain licenses after conducting additional exploration work. Gulf Canada will be assigned a ten per cent interest in Mobil's Canadian permits and have the option to earn an additional ten per cent interest in certain licenses after conducting additional exploration work.

SYNCRUDE

         Gulf Canada holds a 9.03 per cent interest in the Syncrude Project Joint Venture. The Syncrude Project, located near Fort McMurray, Alberta, is the largest producer of crude oil from oil sands in the world. Bitumen is mined and oil is extracted and upgraded at the Project site into a high-quality, low-sulphur, light crude oil known as Syncrude Sweet Blend ("SSB"). The Syncrude Project is one of the largest mining operations in the world, with gross proved plus probable reserves of over 5 billion barrels and an ultimate predicted reserve life of 90 years at current production levels.

         The Syncrude Project produced an average of 210,000 b/d of SSB in 1998, 18,900 b/d net to Gulf Canada's interest. Additionally, the Project celebrated the production of its one-billionth barrel in April. Two major capital expansion projects, approved in 1996 and 1998 totaling $1.4 billion, $126 million net to Gulf Canada, are expected to increase total daily production to 258,000 b/d by the year 2000, 23,000 b/d net to Gulf Canada. This expansion was approximately 45 per cent complete by year-end. Additional proposed capital spending by the joint venture over the next eight years of $4.2 billion, $380 million net to Gulf Canada, is expected to increase total daily production to 425,000 b/d or 38,000 b/d net to Gulf Canada.

         Gulf Canada continues to provide administrative services to the Athabasca Oil Sands Trust, a publicly traded entity (AOS.un, Toronto) created in 1995 that holds an 11.74 per cent interest in the Syncrude Project. Gulf Canada also markets the Trust's share of Syncrude production through its ownership interest in Tidal Energy Marketing Inc.

GULF MIDSTREAM SERVICES

         In mid-1998, Gulf Canada established the Gulf Midstream Services (GMS) division that focuses on the natural gas "midstream" business in western Canada. GMS manages all midstream functions from wellhead to customer, including gathering, processing, fractionation, storage, transportation and marketing of natural gas and natural gas liquids.

         In December, KeySpan Energy Development Corporation, a wholly owned subsidiary of KeySpan Energy Corporation, finalized its purchase of 50 per cent of Gulf Midstream Services. Gulf Canada's partnership with KeySpan is a significant combination that will focus on aggressive growth in the midstream business.

         To form GMS, substantially all of Gulf Canada's midstream facilities were combined with its natural gas and gas products marketing business. GMS holds interests in 14 raw gas processing plants and associated gathering systems, representing a network of facilities that is uniquely positioned to serve areas of growing exploration, development and production activity. GMS also controls strategic fractionation, storage and transportation facilities near Edmonton, Alberta, a major North American natural gas liquids hub. GMS employs an experienced team of marketing professionals that provides integrated marketing and risk management capabilities for Gulf Canada and other producers of natural gas, natural gas liquids, sulphur and other gas products.

INDONESIA

         Gulf Indonesia Resources Limited (GRL), a 72 per cent owned subsidiary, completed another successful year and its first full year as a public company. GRL continued increasing its asset base in Indonesia by booking gross proved reserve additions of 52 million (before royalties) barrels of oil equivalent in 1998. Proved reserves have increased nearly 700 per cent since 1995. Finding and development costs over the same three-year period averaged US$2.63 per boe.

         Completion of the Corridor Gas Project on time and on budget was the outstanding achievement of 1998. The Corridor Project created a completely new market for Indonesian natural gas, using it as a substitute for crude oil to fuel the large steamflood project operated by a third party at Duri, some 340 miles to the north. The initiation of gas deliveries from the Corridor Project to Duri in October was the culmination of a project that began with the discovery by Gulf Canada of significant natural gas reserves in Sumatra in the early 1990s.

         Today, the Corridor Gas Project is fully operational and has more than doubled GRL's sales volumes. The Corridor Project is, however, only the first of many gas development opportunities. The pipeline and gas plant built at Corridor will support expansion projects in Sumatra. The Corridor Project is a model for developing more of GRL's abundant natural gas reserves for expansion to markets in Indonesia and Singapore.

         Progress on other natural gas projects included:

-        Approval of a Plan of Development in October, 1998 for a 45 mmcf/d
         (net) expansion of the Corridor Gas Plant;

- Execution of a Memorandum of Understanding in September, 1998 for the sale of gas from the Corridor and South Jambi B blocks to Singapore;

- Negotiations to finalize agreements to supply 50 to 60 mmcf/d (net) of gas to international LNG markets and domestic fertilizer markets from the GRL-operated block A in northern Sumatra; and

- Signing of a gas supply agreement in January, 1999 covering the sale of 20 mmcf/d (net) of gas from the GRL-operated Kakap block in the West Natuna Sea for power generation and petrochemical projects in Singapore.

         To provide the natural gas reserves necessary to support these projects, GRL focuses much of its capital on natural gas exploration and delineation drilling.

NETHERLANDS

         Operations in the Netherlands during the year focused on increasing Gulf Canada's working interests in existing operated assets, adding new operated assets and evaluating exploitation and exploration opportunities. These efforts resulted in production growth, better concentration in identified core areas and exploration success. Sales volumes before royalties from the Netherlands averaged 63 mmcf/d natural gas and 2,600 b/d of oil from both the southern North Sea and onshore fields. Oil production was added in the second quarter with the acquisition of a 100 per cent owned and operated position in blocks K18b and L16a.

         Gulf Canada operates 19 shallow water offshore and 4 onshore licenses that cover approximately 1.4 million acres. The Company owns strategic infrastructure and substantial three-dimensional seismic coverage in focus areas that include the K, L, P and Q offshore blocks and the onshore Waalwijk concession.

         During the year, two of three Gulf Canada-operated exploration/appraisal wells were successful, with one immediately tied in to existing infrastructure. Gulf Canada intends to drill up to five exploration wells per year with a target to double production over four to five years. The combination of good regional natural gas prices, control of infrastructure and consolidated license positions provides strong fundamentals for growth and operating efficiencies going forward. Gulf Canada will seek growth through further exploitation of existing producing assets and exploring near existing infrastructure, including expansion into blocks adjacent to current operations. At the end of 1998, Gulf Canada expanded its position into the UK Sector of the southern North Sea through the acquisition of a 75 per cent working interest and operatorship of adjoining block 53/8.

AUSTRALIA

         Australia represents the smallest of Gulf Canada's core operating areas, yet provides significant potential for growth. In 1998, the Company's focus in Australia shifted from onshore natural gas production from fields where Gulf Canada does not operate to offshore oil production in the Timor Sea. Gulf Canada established a base of operation in the Timor Sea with the mid-year acquisition of majority interests in the Jabiru and Challis fields.

         Sales volumes before royalties from Australia averaged approximately 9,300 boe/d for the year. Non-core assets in South West Queensland were sold early in the year, followed by the acquisition of the Jabiru and Challis production and assets, including two floating production storage and offloading vessels (FPSOs). The acquisition added offshore oil production, and greatly extended Gulf Canada's control of infrastructure and undeveloped land in this area.

         The Timor Sea has potential to be the key growth area within Australia. During the year, Gulf Canada extended its position here from five permits and approximately 440,000 net acres to ten permits and 1.2 million net acres. Gulf Canada now controls the largest position in the basin and in 1999 will acquire 3,800 kilometres of two-dimensional seismic data over the area. This data will be interpreted in 1999 in preparation for an extensive, three-year, multi-well exploration program scheduled to start in 2000.

         The strategy for growth is to use the drill bit and to "quick connect" to Gulf Canada operated infrastructure. The Company is also pursuing the development of smaller, previously discovered fields in the Timor region to utilize spare processing capacity at its two FPSOs. Since taking over operations at Jabiru and Challis late in the year, Gulf Canada has identified opportunities in both these fields for exploitation and significant operating cost reductions. The combination of exploration, exploitation and cost reductions will set the foundation for continued growth in this area.


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

         The business environment also exposes Gulf Canada to a number of risks, including those associated with fluctuations in oil prices and exchange rates, uncertainties in estimates of reserves, risks arising from active oil and gas exploration and development activities, and the potential for environmental clean-up obligations and liabilities arising from its current or past operations. The Company endeavors to carry on its business in such a manner as to minimize such risks.

         ENVIRONMENTAL PROTECTION. The operations of Gulf Canada are, and will continue to be, affected in varying degrees by laws and regulations regarding the protection of the environment. It is impossible to predict the full impact of these laws and regulations on Gulf Canada's operations. However, it is not anticipated that Gulf Canada's competitive position will be adversely affected by current or future environmental laws and regulations governing its current oil and gas operations. Since 1990, Gulf Canada has implemented a program of regular environmental audits to review operating practices and procedures at major plants and facilities in western Canada and to provide for compliance with regulatory requirements. In addition, acquisitions and divestitures are subject to environmental audits. Gulf Canada's accounting policy is to provide for future site restoration costs, including dismantling plants and abandoning properties, using the unit of production method or, where appropriate, the estimated remaining useful lives of the related assets. Gulf Canada has accrued $183 million for such future costs at December 31, 1998. Total anticipated future costs, given Gulf Canada's current inventory of wells and facilities, including those relating to Syncrude, is estimated to be approximately $602 million over the next 20 years. Gulf Canada also has environmental obligations related to certain mineral operations for which it has recorded a provision. In addition to its environmental responsibility for current operations, Gulf Canada is or may be responsible for future environmental costs related to certain past operations, mainly downstream in nature.

         FOREIGN OPERATIONS. Some of Gulf Canada's reserves and operations outside North America are located in regions that may be considered politically and economically unstable. These reserves and the related operations are subject to certain risks, including increases in taxes and royalties, the establishment of production limits, export restrictions, the involuntary renegotiation of contracts, the nationalization of assets, other risks relating to changes in local government regimes and policies and resulting changes in business customs and practices, payment delays, currency exchange restrictions and losses and impairment of operations by actions of insurgent groups. Gulf Canada, like other international oil companies, attempts to conduct its business and financial affairs in such a manner as to protect against such political and economic risks. Gulf Canada reduces risk associated with foreign projects through farmouts, phased development programs and project financing. There can be no assurance, however, that Gulf Canada will be successful in protecting itself from the risks presented by foreign operations.

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

         During 1998 and the first quarter of 1999, oil prices have been low compared to prices received in the last five years. Continued low oil prices could have a material adverse affect on Gulf Canada.

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

         LEVERAGE

         Gulf Canada's debt instruments impose restrictions on the operations and activities of Gulf Canada. Generally, the most significant restrictions relate to debt incurrence, investments, capital expenditures, asset sales and the use of proceeds therefrom and cash distributions by Gulf Canada. Additionally Gulf Canada is required to comply with certain financial covenants, including the maintenance of a debt to total capitalization ratio. The ability of Gulf Canada to comply with the foregoing restrictions and covenants will be dependent upon its future performance and various other factors, including factors beyond Gulf Canada's control. A failure to comply with these restrictions or covenants could result in an event of default under the applicable instrument, which could cause acceleration of the debt under such instrument and other instruments that contain cross-default provisions.

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

         Gulf Canada is also subject to deliverability uncertainties related to the proximity of its reserves to pipeline and processing facilities and the inability to secure space on pipelines that deliver oil and natural gas to commercial markets.

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

Reserves set forth in financial statements filed with the SEC must be based on period end prices and costs, without escalation, except where required by contract. Additionally, Canadian legislation and policies permit the disclosure of "probable" reserves and synthetic crude oil reserves from oil sands, such as SSB, which may not be disclosed in financial statements filed with the SEC. Probable reserves are generally believed to be less likely to be recovered than proved reserves.

         The reserve estimates included in this Annual Report could be materially different from the quantities and values ultimately realized.

         ENVIRONMENTAL RISKS

         All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and Canadian and U.S. federal, provincial, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with Gulf Canada's past and current operations. The legislation also requires that refineries, service stations, wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Gulf Canada, either directly or through subsidiaries, owned numerous refineries, service stations and related operations in Canada and the United States prior to 1986, and continues to hold former sites, which have given rise to some claims and could give rise to additional claims in the future under laws that provide that responsible parties can include present and prior owners, operators and others, including claims for investigation, clean-up and restoration costs and damages for personal injury. Although Gulf Canada believes that it is currently in substantial compliance with all existing material environmental regulations, there can be no assurance that future environmental costs will not have a material adverse effect on Gulf Canada's financial condition or results of operations.

         COMPETITION

         There is strong competition relating to all aspects of the oil and gas industry, in particular the exploration for and development of new oil and natural gas reserves. Gulf Canada actively competes with a substantial number of other oil and gas companies for reserve acquisitions, exploration leases, licenses and concessions and skilled industry personnel. Gulf Canada's competitors include major integrated oil and gas companies and numerous other independent oil and gas companies and individual producers and operators, many of which have significantly greater financial resources than Gulf Canada.

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

ITEM 2.  PROPERTIES

RESERVES

         The following table describes the Company's estimated net proved reserves as of the end of each of the last three years:

                                                                      1998              1997               1996
                                                                      ----              ----               ----
ESTIMATED NET PROVED RESERVES*:
     Oil and natural gas liquids (mmb)..............                   237                 321                 152
     Natural gas (bcf)..............................                 2,113               2,093               1,674
     Mmboe**........................................                   589                 670                 431
     Present value of future net cash flows
          Discounted at 10 per cent
             (millions of dollars)..................                 1,812               2,415               2,633

[FN]
* Excluding Syncrude oil from oilsands.

** Natural gas converted at 6:1.

         The Company's internal staff of reservoir engineers prepared the estimates of proved reserves of the Company. Reserves were estimated using oil and gas prices and production and development costs in effect on December 31 of each year, without escalation, and were otherwise prepared in accordance with the Commission regulations regarding disclosure of oil and gas reserve information.

         There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and the reservoir engineers. The reserve data set forth in this document represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates by different engineers often vary, sometimes materially. In addition, physical factors, such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors, such as an increase or decrease in product prices that renders production of such reserves more or less economic, may justify revision of such estimates. Accordingly, reserve estimates are different from the quantities of oil and gas that are ultimately recovered. See "Risk Factors -- Estimates of Oil and Gas Reserves."

OIL AND GAS DRILLING ACTIVITIES

         During the five years ended December 31, 1998, approximately 92 per cent of the Company's net wells drilled were in Western Canada. In 1998, Gulf Canada had drilling success rates of 60 per cent for gross (61 per cent net) exploration wells and 92 per cent for gross (94 per cent net) development wells.

         The following table sets forth the gross and net number of productive and dry exploratory and development oil and natural gas wells drilled from 1996 through 1998 for the Company as a whole. "Gross" means all wells in which Gulf Canada has an interest and "net" means gross wells after deducting interests of others.


                                                      YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------
                                       1998                     1997                      1996
                                       ----                     ----                      ----
                                GROSS        NET         GROSS        NET         GROSS            NET
                                -----        ---         -----        ---         -----            ---
DEVELOPMENT
WELLS:
   PRODUCTIVE:
      Oil......                  77            43           209         147         103             67
      Gas......                 147           103           284         236         146             76
   DRY.........                  20            10            51          30          57             40

                                                      YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------
                                       1998                     1997                      1996
                                       ----                     ----                      ----
                                GROSS        NET         GROSS        NET         GROSS            NET
                                -----        ---         -----        ---         -----            ---
EXPLORATION
WELLS:
   PRODUCTIVE:
      Oil......                  27          15             57          44            49            44
      Gas......                  97          42             93          45            46            36
   DRY.........                  81          36            126          79            70            52
                                ---         ---            ---         ---           ---           ---
Total Wells....                 449         249            820         581           471           315
                                ===         ===            ===         ===           ===           ===


PRODUCTIVE WELLS

         The following table summarizes Gulf Canada's oil and natural gas wells that are capable of production as at December 31, 1998. "Gross" means all wells in which Gulf Canada has a working interest and "net" means gross wells after deducting working interests of others.

                                                 OIL                     NATURAL GAS                    TOTAL
                                         ------------------------ -------------------------  -----------------------
                                         GROSS          NET          GROSS          NET          GROSS          NET
                                         -----          ---          -----          ---          -----          ---
NORTH AMERICA -
     Alberta.......................      2,561         1,681         2,389         1,768         4,950         3,449
     Other Western Canada..........      1,181           974           159           135         1,340         1,109

INTERNATIONAL
     Indonesia.....................        545           311            20            11           565           322
     Other.........................        173            20           528            29           701            49
                                         -----         -----         -----         -----         -----         -----
TOTAL WELLS........................      4,460         2,986         3,096         1,943         7,556         4,929
                                         =====         =====         =====         =====         =====         =====

----------

ACREAGE

         The following table summarizes Gulf Canada's conventional oil and natural gas land holdings as at December 31, 1998.


                                              DEVELOPED ACREAGE(1)                  UNDEVELOPED ACREAGE(1)
                                              --------------------                  ----------------------
                                             GROSS               NET                GROSS               NET
                                             -----               ---                -----               ---
                                                  (IN THOUSANDS)                         (IN THOUSANDS)
NORTH AMERICA
     Alberta...............                  1,553                911              2,865               2,100
     Other Western
       Canada..............                    418                276              1,221                 873
     East Coast............                      0                  0              5,493               5,439
     Frontier..............                      0                  0              1,552                 395

INTERNATIONAL
     Indonesia.............                    367                193             15,528               8,752
     Australia.............                 19,275              1,088              3,655               1,305
     Netherlands...........                  1,657                298                752                 271
     Other.................                    449                116             19,809              13,684
                                            ------              -----             ------              ------
TOTAL                                       23,719              2,882             50,875              32,819
                                            ======              =====             ======              ======

----------
[FN]
(1) "Gross acres" means all acreage in which Gulf Canada has an interest and "net acres" means gross acres after deducting interests of others. "Developed acreage" refers to the acreage to which the Company has assigned proved reserves. "Undeveloped acreage" refers to the acreage to which the Company has not assigned any proved reserves. The table does not include approximately 325,000 gross acres in which royalty interests are held in Indonesia.

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

         Most of Gulf Canada's interests in frontier lands are held under significant discovery licenses pursuant to the Petroleum Resources Act (Canada) ("CPRA"). In the Amauligak area of the Beaufort Sea, Gulf Canada's interest is held under a production license, subject to the CPRA.

         Interests issued in the east coast offshore are adjacent to the Province of Newfoundland and are subject to the Canada-Newfoundland Atlantic Accord Implementation Act. The east coast offshore interests include a 100% Company interest in 5.4 million acres in the St. Pierre Bank and Banquereau areas that are presently under development moratorium. There is continuing negotiation over provincial jurisdiction between Newfoundland and Nova Scotia and the lands will remain in moratorium until this matter is settled.

         The Company's land interests in Indonesia are owned by GRL. These interests are held subject to production sharing contracts, a technical assistance contract and an enhanced oil recovery contract, under which the GRL and the other contracting companies are eligible to recover their capital and operated costs from production if a commercial discovery is made. Any balance of production is divided in varying shares between the government of the producing country, or its state-owned oil Company, and the contracting companies.

         Interests in the U.K. North Sea are held under licenses issued by the United Kingdom Department of Trade and Industry. The Netherlands North Sea licenses are issued by the Netherlands government.

          In Australia, the Company's land interests (both onshore and offshore) consist of interests in production licenses, exploration permits and retention leases issued under the Petroleum Submerged Lands Act (Commonwealth or State, as appropriate). Interests held in the Zone of Cooperation, which is administered by the Joint Authority established by the Australian and Indonesian governments, consist of production sharing contracts approved by the Joint Authority. The relationships amongst the parties are governed through joint venture operating agreements, which are permit specific. Gulf Canada holds its interest in land through either a trust relationship with the Operator or by being a registered title holder on the relevant permit.

GAS PLANTS AND PIPELINES

         Gulf Canada's business includes the acquisition, ownership and operation of assets that generate cash flow and are non-depleting, such as gas processing plants, pipelines and gathering systems. In mid-1998, Gulf Canada formed the Gulf Midstream Services (GMS) division to manage the Company's midstream assets. In December, 1998, Gulf Canada sold 50 per cent of its interest in GMS to KeySpan Energy Corporation. GMS holds interests in 14 raw gas processing plants and associated gathering systems. Gulf Canada maintains its interest in several other non-operated gas plants.

OTHER FACILITIES AND OPERATIONS

         COAL. Although Gulf Canada is not currently engaged in commercial production of coal, it continues to hold some coal properties. The Company's most significant coal property is Mount Klappan in British Columbia where drilling has confirmed a substantial anthracite deposit. Gulf Canada is pursuing the sale of the Mount Klappan coal property.

MARKETING

         The marketing of crude oil, natural gas liquids and natural gas is an integral part of Gulf Canada's business.

         CRUDE OIL. Gulf Canada currently markets its crude oil through an arrangement effective January 1, 1998, with Tidal Energy Marketing Inc. ("Tidal"). Tidal is an entity formed in 1997 to carry on crude oil marketing and of which Gulf Canada is a 50 per cent shareholder. Tidal markets crude oil as agent for Gulf Canada, the Province of Alberta, Athabasca Oil Sands Trust and Gulf Canada's share of the Syncrude Joint Venture. In 1998, Tidal marketed a total of 198,000 b/d of crude oil.

          In Indonesia, GRL's crude oil production is sold to Pertamina, the Indonesian state owned oil company and directly to offshore markets. The price received for the crude oil sold to Pertimina is determined monthly by the Indonesian government based on a weighted average of benchmark world crude oil prices. Further, GRL receives crude oil in kind for the delivery of natural gas to the Duri enhanced oil recovery project in Sumatra. This oil is sold through a long-term contract with ITOCHU Petroleum Co. and sold to offshore markets.

          Crude oil from Gulf Canada's Netherlands and Australia operations is sold into world markets.

          NATURAL GAS LIQUIDS. In 1998, Gulf Canada marketed approximately 21,000 b/d of natural gas liquids in western Canada, approximately 53 per cent of which represents third party volumes. Natural gas liquids (primarily ethane, propane and butane) are extracted from natural gas processed at various field plants. In December, 1998, Gulf Canada agreed to sell all of its natural gas liquids production to GMS at market rates.

          NATURAL GAS. Sales of natural gas averaged 476 mmcf/d in 1998, 369 mmcf/d of which was from western Canada. Approximately 35 per cent of Gulf Canada's western Canada natural gas sales in 1998 were pursuant to long-term contracts with Alberta gas purchasers (known as "aggregators") who resell the gas in both domestic and export markets. The remaining natural gas sales were direct sales to local distribution companies, industrial customers and marketing companies. In December, 1998, Gulf Canada entered into an arrangement with GMS for the marketing of all of its natural gas production at market rates.

          In the Netherlands, natural gas is sold under long-term contracts based on pricing for petroleum products. In Australia, natural gas production comes from onshore wells where the production is marketed by the operator of the properties, primarily under long-term, fixed-price contracts.

          SEGMENT INFORMATION. Reference is made to Note 22 entitled "Segment information" under the heading "Notes to Consolidated Financial Statements" of the Consolidated Financial Statements of the Company for the year ended December 31, 1998.

GENERAL

         EMPLOYEES. As of December 31, 1998, Gulf Canada employed 886 regular employees. As of March 26, 1999, Gulf Canada employed approximately 761 regular employees.

ITEM 3.  LEGAL PROCEEDINGS

         Gulf Canada is involved in various litigation, regulatory and other environmental matters in the ordinary course of business. In management's opinion, an adverse resolution of these matters would not have a material impact on operations or financial position. However, no such matter can be predicted with certainty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S ORDINARY SHARES AND RELATED STOCKHOLDER MATTERS

         The Ordinary Shares are traded on the New York Stock Exchange ("NYSE"), the Toronto Stock Exchange ("TSE") and the Montreal Exchange under the symbol GOU. There were approximately 10,211 shareholders of record of the Ordinary Shares as of March 2, 1999. The Company has not paid dividends on its Ordinary Shares, and does not contemplate the payment of such dividends in the foreseeable future. In addition, restrictions in indentures relating to the Company's outstanding senior subordinated debentures and its credit facilities with commercial lenders restrict the payment of dividends. The high and low prices of the Ordinary Shares during 1997 and 1998 are set forth below:


QUARTER ENDED:                                    NYSE (U.S.$)                       TSE (CDN$)
                                                  ------------                       ----------
                                             HIGH               LOW          HIGH                 LOW
                                             ----               ---          ----                  ---
March 31, 1997.................              9.00               6.88         11.90                9.50
June 30, 1997..................              9.13               6.63         13.05                9.40
September 30, 1997.............              9.56               7.13         13.25                9.95
December 31, 1997..............              9.38               6.25         12.90                9.25

March 31, 1998.................              7.00               4.94          9.80                7.05
June 30, 1998..................              5.81               4.25          8.40                6.30
September 30, 1998.............              4.88               2.88          7.15                4.35
December 31, 1998..............              4.06               2.13          6.20                3.57

On March 26, 1999, the high and low prices of the Ordinary Shares on the NYSE were US$2.94 and US$2.88, respectively. The high and low prices for the Ordinary Shares on the same date on the TSE were Cdn$4.45 and Cdn$4.35, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

         The following information was prepared in accordance with Canadian generally accepted accounting principles. For information regarding variances between accounting principles generally accepted in Canada and the United States as they apply to the Company, reference is made to Note 23 to the Consolidated Financial Statements, which information is incorporated herein by reference.

                           FIVE-YEAR FINANCIAL SUMMARY

                                                                            YEAR ENDED DECEMBER 31
                                                     ---------------------------------------------------------------------
                                                        1998            1997          1996          1995          1994
                                                     -----------      ----------    ----------    ----------    ----------
                                                               (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF EARNINGS (LOSS)
Revenues
   Net oil and natural gas................              $ 1,072         $ 1,254         $ 856       $   661        $  654
   Gain on sale of shares by subsidiary...                    0             417             0             0             0
Other.....................................                  125              76            40            45            48
                                                        -------         -------         -----       -------        ------
                                                        $ 1,197         $ 1,747         $ 896       $   706        $  702
                                                        =======         =======         =====       =======        ======

Earnings (loss):
   From continuing operations.............              $  (586)        $   204         $  39       $   (28)       $ (191)
   Total..................................              $  (562)        $   204         $  37       $   (28)       $ (197)

Earnings (loss) per ordinary share:
   From continuing operations.............              $ (1.77)        $  0.62         $0.04       $ (0.32)       $(1.36)
   Total..................................              $ (1.70)        $  0.62         $0.03       $ (0.32)       $(1.39)

Dividends declared:
   Per ordinary share.....................                  NIL             NIL           NIL           NIL           NIL
   Per Series 1 preference share (1)......              $  0.27         $  0.58         $0.36       $  0.32           NIL

STATEMENTS OF CASH FLOWS
Operating activities
   Cash generated from continuing
      operations..........................              $   371         $   592         $ 440       $   292        $  232
Other operating activities, net...........                  (18)             29           (68)          (17)           47
                                                        -------         -------         -----       -------        ------
                                                            353             621           372           275           279

Investing activities......................                  219          (1,936)         (743)         (635)         (164)
Dividends (1).............................                  (31)            (69)          (42)          (35)            0
Financing activities......................                 (380)          1,519           452           (87)         (304)
                                                        -------         -------         -----       -------        ------
Increase (decrease) in cash...............              $   161         $   135         $  39       $  (482)       $ (189)
                                                        =======         =======         =====       =======        ======


                                                                              AS AT DECEMBER 31
                                                     ---------------------------------------------------------------------
                                                        1998            1997          1996          1995          1994
                                                     -----------      ----------    ----------    ----------    ----------
                                                                            (MILLIONS OF DOLLARS)
STATEMENTS OF FINANCIAL POSITION
Total assets..............................              $ 5,682         $ 6,629        $3,476        $2,877        $2,876
Current Liabilities.......................                 (789)           (666)         (620)         (306)         (314)
                                                        -------         -------         -----       -------        ------
Capital employed..........................                4,893           5,963         2,856         2,571         2,562
Long-term debt............................                2,331           2,785         1,198         1,104         1,372
Other long-term liabilities...............                  336             201           140           153           116
Deferred income taxes.....................                   60             307           148            91            73
Minority interest.........................                  178             220             0             0             0
                                                        -------         -------         -----       -------        ------
Shareholder's equity (2)..................              $ 1,988         $ 2,450        $1,370        $1,223        $1,001
                                                        =======         =======        ======        ======        ======

----------
[FN]
(1) 1997 includes payment of regular and special dividends on preference shares.

(2) Includes Series 1 preference shares of $428 million and Series 2 Preference shares of $149 million in each of 1994 through 1998.

(3) Certain of the financial data for years prior to 1998 have been reclassified to conform with the presentation adopted for 1998.


Proved Reserves


                                                            NORTH AMERICA (3)                         INDONESIA
                                                            -----------------                         ---------
                                                       LIQUIDS            GAS (BCF)            LIQUIDS           GAS (BCF)
                                                     (MMBBLS) (2)                              (MMBBLS)
                                                       GROSS/NET          GROSS/NET           GROSS/NET          GROSS/NET
                                                       ---------          ---------            ---------         ---------
PROVED DEVELOPED AND
UNDEVELOPED
At December 31, 1994.............................     128       106        931      758         31       19        -       -
    Additions from discoveries & extensions......      18        15        314      271          1        -        -       -
    Additions from improved recovery.............       -         -          -        -          1        1        -       -
    Additions from development(1)................      14        11         70       60          1        1        -       -
    Purchases of reserves in place...............      11         9        239      206          -        -        -       -
    Revisions of previous estimates..............       -         1        (36)      14         (2)      (1)       -       -
    Sales of reserves in place...................      (4)       (3)        (7)      (6)         -        -        -       -
    Production...................................     (17)      (14)      (115)     (99)        (5)      (4)       -       -
                                                      ---       ---        ---      ---         --       --      ---     ---
At December 31, 1995.............................     150       125      1,396    1,204         27       16        -       -
    Additions from discoveries & extensions......      16        13        270      227          2        1        -       -
    Additions from improved recovery.............       7         5          4        4          2        1        -       -
    Additions from development(1)................      11         9         78       65          7        4      504     426
    Purchases of reserves in place...............      14        11        279      235          2        2        -       -
    Revisions of previous estimates..............       -        (3)        76       36          1        1        -       -
    Sales of reserves in place...................     (16)      (13)      (459)    (387)         -        -        -       -
    Production...................................     (20)      (16)      (162)    (136)        (5)      (4)       -       -
                                                      ---       ---        ---      ---         --       --      ---     ---
At December 31, 1996.............................     162       131      1,482    1,248         36       21      504     426
    Additions from discoveries & extensions......      19        16        196      167          1        -      144     124
    Additions from improved recovery.............      32        28         13       11          -        -        -       -
    Additions from development(1)................       9         7         29       25          4        3      110      96
    Purchases of reserves in place...............     101        86        255      219         13        8        -       -
    Revisions of previous estimates..............      10        10         22       30         (3)       3        -       6
    Sales of reserves in place...................     (29)      (24)      (499)    (424)         -        -        -       -
    Production...................................     (23)      (20)      (151)    (128)        (9)      (7)       -       -
                                                      ---       ---        ---      ---         --       --      ---     ---
At December 31, 1997.............................     281       234      1,347    1,148         42       28      758     652
    Additions from discoveries & extensions......       9         8        181      152          1        1      205     180
    Additions from improved recovery.............       5         4          2        1          1        1        0       0
    Additions from development(1)................       5         4         25       21          2        1       86      75
    Purchases of reserves in place...............       2         2          8        7          0        0        0       0
    Revisions of previous estimates..............     (31)      (24)       (31)     (48)         1        5       11      19
    Sales of reserves in place...................     (15)      (12)      (228)    (191)         0        0        0       0
    Production...................................     (26)      (21)      (135)    (113)        (8)      (6)      (7)     (7)
                                                      ---       ---        ---      ---         --       --      ---     ---
At December 31, 1998.............................     230       194       1169      978         39       30    1,053     919
                                                      ===       ===       ====      ===         ==       ==    =====     ===

PROVED DEVELOPED
    At December 31, 1995.........................     133       111        927      799        23       13        -        -
    At December 31, 1996.........................     142       115      1,043      879        25       14        -        -
    At December 31, 1997.........................     196       164        986      839        32       21        -        -
    At December 31, 1998.........................     175       148        847      708        33       26      497      436

                                      -19-

CONTINUATION OF CHART FROM PREVIOUS PAGE


                                                         OTHER INTERNATIONAL                    TOTAL
                                                         -------------------                    -----
                                                    LIQUIDS                            LIQUIDS
                                                   (MMBBLS)          GAS (BCF)          (MMBBLS)         GAS (BCF)
                                                    GROSS/NET        GROSS/NET         GROSS/NET         GROSS/NET
                                                    ---------        ---------         ---------         ---------
PROVED DEVELOPED AND
UNDEVELOPED
At December 31, 1994.............................    -        -        -       -        159      125       931     758
    Additions from discoveries & extensions......    -        -        -       -         19       15       314     271
    Additions from improved recovery.............    -        -        -       -          1        1         -       -
    Additions from development(1)................    -        -        -       -         15       12        70      60
    Purchases of reserves in place...............    -        -        -       -         11        9       239     206
    Revisions of previous estimates..............    -        -        -       -         (2)       -       (36)     14
    Sales of reserves in place...................    -        -        -       -         (4)      (3)       (7)     (6)
    Production...................................    -        -        -       -        (22)     (18)     (115)    (99)
                                                    --       --      ---     ---        ---      ---     -----   -----
At December 31, 1995.............................    -        -        -       -        177      141     1,396   1,204
    Additions from discoveries & extensions......    -        -        -       -         18       14       270     227
    Additions from improved recovery.............    -        -        -       -          9        6         4       4
    Additions from development(1)................    -        -        -       -         18       13       582     491
    Purchases of reserves in place...............    -        -        -       -         16       13       279     235
    Revisions of previous estimates..............    -        -        -       -          1       (2)       76      36
    Sales of reserves in place...................    -        -        -       -        (16)     (13)     (459)   (387)
    Production...................................    -        -        -       -        (25)     (20)     (162)   (136)
                                                    --       --      ---     ---        ---      ---     -----   -----
At December 31, 1996.............................    -        -        -       -        198      152     1,986   1,674
    Additions from discoveries & extensions......   21       21        9       8         41       37       349     299
    Additions from improved recovery.............    -        -        -       -         33       28        13      11
    Additions from development(1)................    3        3        2       2         16       13       141     123
    Purchases of reserves in place...............   42       39      295     275        156      133       550     494
    Revisions of previous estimates..............    1        2       41      39          7       15        63      75
    Sales of reserves in place...................    -        -        -       -        (29)     (24)     (499)   (424)
    Production...................................   (6)      (6)     (32)    (30)       (38)     (33)     (183)   (158)
                                                    --       --      ---     ---        ---      ---     -----   -----
At December 31, 1997.............................   61       59      315     294        384      321     2,420   2,094
    Additions from discoveries & extensions......    0        0       29      28         10        9       416     360
    Additions from improved recovery.............    0        0        0       0          5        4         2       1
    Additions from development(1)................    1        1       18      18          7        6       128     114
    Purchases of reserves in place...............    8        8        0       0         10        9         8       7
    Revisions of previous estimates..............    2        1      (32)    (32)       (28)     (17)      (52)    (61)
    Sales of reserves in place...................  (53)     (51)     (66)    (62)       (68)     (63)     (294)   (253)
    Production...................................   (5)      (5)     (32)    (30)       (38)     (32)     (173)   (150)
                                                    --       --      ---     ---        ---      ---     -----   -----
At December 31, 1998.............................   14       13      232     216        283      237     2,454   2,113
                                                    ==       ==      ===     ===        ===      ===     =====   =====
PROVED DEVELOPED
    At December 31, 1995.........................    -        -        -       -        156      124       927     799
    At December 31, 1996.........................    -        -        -       -        167      129     1,043     879
    At December 31, 1997.........................   25       24      228     214        253      209     1,214   1,053
    At December 31, 1998.........................    9        8      152     142        218      182     1,496   1,286
----------

[FN]

(1) Under Statement of Financial Accounting Standards No. 69 (SFAS 69), these additions are considered part of revisions of previous estimates.

(2)      Excludes Syncrude oil from oil sands.

(3) The above estimated reserve quantities are based upon year-end economic conditions as required under SAFS 69. Using management's estimate of costs and prices net proved reserves as at December 31, 1998 for oil and natural gas liquids would be 194 million barrels and for natural gas would be 978 billion cubic feet.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

FINANCIAL REVIEW

Gulf Canada Resources Limited generated cash from continuing operations of $371 million in 1998, down from $592 million in 1997 and $440 million in 1996. The Company realized a loss of $562 million in 1998 versus earnings of $204 million in 1997 and $37 million in 1996. Although sales volumes remained relatively flat, lower oil prices, one-time charges and non-cash amortization of foreign exchange losses significantly reduced 1998 cash generation and earnings. In 1997, the earnings increase was mainly attributable to the gain on the sale of shares in Gulf's Indonesian subsidiary.

     During 1998, Gulf received $1.2 billion in gross proceeds from asset sales, which included $110 million of debt assumed by a purchaser and is before selling costs and other adjustments. Asset sales included U.K. North Sea assets, 50 per cent of Gulf's Midstream Services business as well as various non-core North American properties. This compares with the $1.1 billion in proceeds received in 1997, the majority of which represents the public offering of 28 per cent of the shares of Gulf Indonesia Resources Limited.

     Capital expenditures and exploration expenses were $850 million in 1998, down 25 per cent from 1997. North America accounted for $374 million or 44 per cent of the spending, and Indonesia accounted for $284 million or one-third of total spending. Additionally, Gulf spent $43 million on Syncrude, $142 million on other international projects and $7 million on corporate items. The 1998 capital program replaced 155 per cent of the Company's 1998 production at a cost of $7.58 per proved boe. Spending in 1997 of $1.1 billion was up 76 per cent over the 1996 capital and exploration activity of $644 million, mainly due to other international projects and spending on the Corridor Block Gas Project.

     During 1998, cash flow from operations and asset sale proceeds were used to fund the Company's capital program, pay down debt by a net $399 million and increase year-end cash by $161 million. During 1997, financing activities provided a net $1.5 billion, that, together with cash from operations, was used to fund significant acquisitions and capital spending.

RESULTS FROM OPERATIONS

Gulf reports its year-to-year operations in four business segments: North America, Oil Sands, Indonesia and Other International.

NORTH AMERICA -- OIL & GAS

Cash generated from North America was $348 million in 1998, down $158 million from 1997. The decrease reflects the impact of significantly lower liquids prices. Lower sales volumes were also a factor as the full year benefit of the September 1997 Stampeder Exploration Ltd. ("Stampeder") acquisition and additions from capital spending were more than offset by the effect of natural reservoir declines and asset sales. In addition, other revenue net of other expenses declined by $11 million as 1998 included the net cost of thermal operations. Cash generated from operations in 1997 of $506 million was virtually unchanged from 1996 as acquisitions offset natural reservoir declines and asset divestitures. A net operating loss of $41 million in 1998 compares with earnings of $113 million in 1997, as cash generated was lower and non-cash items remained virtually unchanged. In 1997 net operating income declined to $113 million from $208 million in 1996, in spite of relatively flat cash generation, due to increased exploration activity and higher depreciation, depletion and amortization from acquisitions.

     Net oil and gas revenues, excluding the effects of hedging, decreased by $130 million to $563 million in 1998. The decline in liquids prices and lower volumes were partially offset by lower royalties and an improvement in natural gas prices. Net oil and gas revenues in 1997 of $693 million increased from $669 million in 1996 due primarily to higher volumes from acquisitions.

     Production operating expenses increased $17 million or $0.42 per boe as a $0.35 per boe decline in conventional light crude was more than offset by a full year of higher-cost conventional heavy oil operations. Production operating expenses in 1997 of $205 million increased $26 million from $179 million in 1996, which was also mainly attributable to the acquisition of higher-cost heavy oil properties.

     Lower production volumes resulted in a slight decrease in depreciation, depletion and amortization to $286 million in 1998. Depreciation, depletion and amortization of $295 million in 1997 was $60 million higher than the $235 million charge in 1996 due to acquisitions and the write-down of certain unproductive properties.

     Exploration expenses of $103 million in 1998 compared with $98 million in 1997 and $61 million in 1996. The increase in 1998 was due to additional seismic work more than offsetting a decrease in dry well expense, while 1997 was higher than 1996 largely as a result of dry well expense.

     Conventional and heavy oil capital and exploration expenditures were $324 million in 1998 compared with $499 million in 1997 and $502 million in 1996. Proved reserve additions were 39 million barrels in 1998 compared with 84 million and 69 million for 1997 and 1996, respectively.

     East Coast offshore expenditures were related to a 7,300-kilometre seismic program conducted during the year.

     Expenditures on thermal pilot projects, comprising Gulf's activities in the development of steam-assisted oil recovery operations in the Surmont and Kerrobert areas, decreased to $21 million in 1998 from $48 million in 1997 and $7 million in 1996. Spending in 1998 included $17 million on the Surmont pilot project and $4 million on Kerrobert. Spending in 1997 included $31 million on the Surmont project and $17 million on Kerrobert for the completion of the main steam facilities.

     Expenditures on infrastructure assets and injectants of $22 million in 1998 compared with $41 million in 1997 and $15 million in 1996.


NORTH AMERICA -- OIL & GAS

                                                   1998       1997         1996
                                                  -----      -----        -----
VOLUMES SOLD (gross)
Liquids (thousands of barrels per day)
   Conventional light crude oil                    35.8       43.0         39.0
   Conventional heavy crude oil                    17.0        5.4            0
Natural gas liquids                                16.6       16.4         16.1
Natural gas (millions of cubic feet per day)        369        413          441
PRICE*
Liquids (dollars per barrel)
   Conventional light crude oil                   18.30      26.13        27.92
   Conventional heavy crude oil                    9.31      13.71            0
   Natural gas liquids                            14.11      21.43        21.35
Natural gas (dollars per thousand cubic feet)      1.98       1.84         1.73

NORTH AMERICA -- OIL AND GAS*

                                                 1998                1997                 1996
                                        $MILLIONS   $/BOE**  $millions  $/BOE**    $millions  $/BOE**
                                       ----------   -------  ---------  -------    ---------  -------
Gross oil and gas revenues                   652     16.76        842     21.77         809     22.27
Royalties                                    (89)    (2.31)      (149)    (3.84)       (140)    (3.86)
                                            ----     -----       ----     -----        ----     -----
Net oil and gas revenues                     563     14.45        693     17.93         669     18.41
Other revenue                                 30      0.76         24      0.61          20      0.56
Operating expenses
   Production                               (222)    (5.72)      (205)    (5.30)       (179)    (4.92)
   Other expenses                            (23)    (0.59)        (6)    (0.17)         (6)    (0.17)
Exploration expenses                        (103)    (2.65)       (98)    (2.53)        (61)    (1.68)
Depreciation, depletion
   and amortization expense                 (286)    (7.35)      (295)    (7.62)       (235)    (6.46)
                                            ----     -----       ----     -----        ----     -----
Net operating income (loss)                  (41)    (1.10)       113      2.92         208      5.74
Non-cash items                               389     10.00        393     10.15         296      8.14
                                            ----     -----       ----     -----        ----     -----
Cash generated                               348      8.90        506     13.07         504     13.88
                                            ====     =====       ====     =====        ====     =====
Capital and exploration expenditures
   Conventional oil and gas ***              324                  499                   502
   East Coast offshore                         7                    0                     0
   Thermal projects                           21                   48                     7
   Infrastructure assets                       7                   23                     5
   Injectants                                 15                   18                    10
                                            ----                 ----                  ----
                                             374                  588                   524
                                            ----                 ----                  ----
Gross proved reserve additions                39                   84                    69
(millions of boes)

[FN]
*    Excludes hedging
**   Based on barrels of oil equivalents sold
*** Includes USA spending of $14 million, $48 million and $55 million for the three years ended December 31,1998, 1997 and 1996, respectively

SYNCRUDE

Gulf owns a 9.03 per cent interest in the Syncrude Project. Net operating income from Syncrude decreased to $28 million in 1998 from $62 million in 1997 and $46 million in 1996. Cash generated from operations also decreased in 1998 to $45 million from $78 million in 1997 and $65 million in 1996.

     Net revenues from Syncrude declined 19 per cent in 1998 to $139 million from $171 million in 1997. This decrease was the result of a $7.64 per barrel decline in the price of Syncrude oil, partially offset by an $18 million decrease in crown royalties, which are sensitive to prices and capital spending. Net revenues in 1997 of $171 million increased $14 million over 1996 net revenues of $157 million. This was due to significantly lower crown royalties as a result of the implementation of the new oil sands royalty regime effective January 1, 1997. Syncrude experienced another record production year, with Gulf's share of sales volumes increasing to 18,900 b/d in 1998 from 18,600 b/d in 1997. Sales volumes in 1997 increased from the 1996 average level of 18,200 b/d as a result of the opening of a new mining train in the North Mine and a higher bitumen conversion yield.

     Gulf's share of capital expenditures at Syncrude increased to $43 million in 1998 from $32 million in 1997. The major project in 1998 was the Aurora mine, which is the next phase of expansion and is scheduled for start-up mid-2000. Capital expenditures in 1997 increased $13 million from $19 million in 1996 attributable to the new North Mine train, debottlenecking extraction and upgrading facilities and development work on the Aurora Mine.


SYNCRUDE

                                            1998                      1997                     1996
                                  $ MILLIONS    $/BBL       $ millions    $/bbl      $ millions    $/bbl
                                  ----------    -----       ----------   ------      ----------    -----
Gross oil revenues                      139      20.20            189       27.84         194      29.22
Royalties                                 0       0.03            (18)      (2.64)        (37)     (5.56)
                                        ---     ------            ---       -----         ---      -----
Net oil revenues                        139      20.23            171       25.20         157      23.66
Other revenue                             1       0.10              1        0.07           1       0.11
Operating expenses                      (95)    (13.76)           (94)     (13.84)        (93)    (13.95)
Depreciation, depletion
   and amortization expense             (17)     (2.52)           (16)      (2.33)        (19)     (2.84)
                                        ---     ------           ----      ------         ---     ------
Net operating income                     28       4.05             62        9.10          46       6.98
Non-cash items                           17       2.52             16        2.33          19       2.86
                                        ---     ------           ----      ------         ---     ------
Cash generated                           45       6.57             78       11.43          65       9.84
                                        ===     ======           ====      ======         ===     ======

Capital and exploration expenditures     43                        32                      19
Gross proved reserves additions
   (millions of barrels)                  0                        39                       0
BARRELS SOLD (thousands of barrels
   per day)                            18.9                      18.6                    18.2
SYNCRUDE PRICE (dollars per barrel)   20.20                     27.84                   29.22

INDONESIA

Gulf owns 72 per cent of Gulf Indonesia Resources Limited and consolidates its results. The Indonesian segment consists of onshore operations, which are mainly focused on the island of Sumatra, and offshore operations located in the West Natuna Sea.


     Cash generated from operations of $81 million decreased by $42 million from 1997, reflecting lower oil prices. Cash generated from operations in 1997 of $123 million increased $49 million from $74 million in 1996, reflecting in large part the impact of the Company's acquisition of Clyde Petroleum plc's Indonesian asset, the Kakap production sharing contract (PSC) in the West Natuna Sea.

     The impact of lower oil prices combined with the increased cost of expensed exploration were the main contributors to a $34 million net operating loss in 1998. These factors were partially offset by the start-up of the Corridor Gas Project in the fourth quarter of 1998, which positively contributed to Gulf's financial results. Net operating income in 1997 of $42 million was $4 million higher than 1996. The Kakap PSC acquisition contributed $19 million in earnings in 1997, which was offset by higher dry hole write-offs associated with Indonesia's increased exploration program.

     Net oil and gas revenue for 1998 was $124 million compared with $160 million for the same period last year. This reflects an $8.07 per barrel decline in the average liquids price year over year, partially offset by the addition of $11 million in net gas revenue from the Corridor Gas Project. Net oil revenues in 1997 were $61 million higher than 1996 net oil revenues of $99 million. The Kakap PSC accounted for the majority of the increase.

     Operating expenses are based in US dollars and for 1998 increased to $4.89 per boe ($43 million) from $4.56 per boe ($37 million) in 1997, largely as a result of a weaker Canadian dollar. Operating expenses in 1997 fell from $4.86 per boe ($25 million) in 1996 due to the addition of lower-cost production from the Kakap PSC.

     Exploration expenses increased by $24 million to $50 million for 1998 due to an increased level of activity. The Company drilled 24 exploration wells in 1998 compared with 12 in 1997. Of the total exploration wells drilled, ten, or approximately 40 per cent of the exploratory wells, were dry in 1998 and five were dry in 1997. Exploration expenses in 1997 increased by $19 million from $7 million in 1996 due to an increased level of activity.

     Capital expenditures and exploration expenses decreased from $366 million in 1997 to $284 million in 1998. This decrease reflects a reduced level of spending related to the Corridor Gas Project (1998 -- $140 million; 1997 -- $255 million), where the major facilities for this project were completed in the third quarter of 1998. Expenditures in 1997 of $366 million increased from $78 million in 1996 due to the construction of the Corridor Block Gas Project and expenses related to the Kakap PSC.

     Indonesia's economy continued to suffer severe setbacks into 1998 as a result of political and economic turmoil, with a further decline in the value of the Indonesian rupiah against the U.S. dollar. These currency fluctuations are not expected to have a material long-term impact on Gulf's financial position as all current revenues are U.S. dollar-denominated, all major contracts entered into are in U.S. dollars and rupiah-denominated expenses are limited to approximately 10-15 per cent of the Company's overall expenditure profile. The sale of natural gas from the Corridor Block Gas Project is exchanged for exportable Duri crude oil pursuant to a 15-year contract.





INDONESIA

                                                           1998                 1997                1996
                                                   $MILLIONS    $/BOE   $millions   $/boe   $millions    $/boe
                                                   ---------    -----   ---------   -----   ---------    -----
Gross oil and gas revenues                            150       17.24      218      26.55      139       27.34
Royalties                                             (26)      (3.02)     (58)     (7.11)     (40)      (7.81)
                                                    -----       -----    -----      -----    -----       -----
Net oil and gas revenues                              124       14.22      160      19.44       99       19.53
Operating expenses                                    (43)      (4.89)     (37)     (4.56)     (25)      (4.86)
Exploration expenses                                  (50)      (5.74)     (26)     (3.12)      (7)      (1.44)
Depreciation, depletion and amortization expense      (65)      (7.52)     (55)     (6.67)     (29)      (5.71)
                                                    -----       -----    -----      -----    -----       -----
Net operating income (loss)                           (34)      (3.93)      42       5.09       38        7.52
Non-cash items                                        115       13.26       81       9.79       36        7.15
                                                    -----       -----    -----      -----    -----       -----
Cash generated                                         81        9.33      123      14.88       74       14.67
                                                    =====       =====    =====      =====    =====       =====
Capital and exploration expenditures                  284                  366                  78
Gross proved reserve additions
(millions of boes)                                     52                   47                  95
VOLUMES SOLD (gross)
Liquids (thousands of barrels per day)               20.5                 22.5                13.9
Natural gas (millions of cubic feet per day)           20                    0                   0
PRICE
Liquids (unhedged, dollars per barrel)              18.48                26.55               27.34
Natural gas (dollars per thousand cubic feet)1.60       -                    -

OTHER INTERNATIONAL

     The other international segment includes the North Sea in the United Kingdom and the Netherlands, Australia and various other exploration prospects.


UNITED KINGDOM

     In May 1998, Gulf divested of its North Sea operations in the United Kingdom involving some 28 licenses, including interests in the Wytch Farm, Gryphon, Andrew and Ross fields. Oil production associated with these assets averaged 7,200 b/d in 1998 compared with 17,000 b/d in 1997. Cash generated from operations was $37 million, and netoperatingincome was $6 million in 1998, down from $118 million and $39 million, respectively, in 1997. Exploration write-offs and depreciation expense were $2 million and $29 million, respectively, compared with $11 million and $69 million, respectively, in 1997.

NETHERLANDS

Netherlands North Sea gas sales were 63 mmcf/d, virtually unchanged from a year ago, while the acquisition of two oil producing blocks during the year added 2,600 b/d of liquids sales. Netherlands operations generated cash of $73 million and net operating income of $10 million, which compares with $65 million and $12 million, respectively, in 1997.

     During 1998, Gulf sold its 4.4 per cent interest in the K4/K5 non-operated production license located in the Dutch North Sea for cash plus interests in strategic, operated exploration properties.

     Total capital and exploration expenditures were $51 million, up from $31 million in 1997. Exploration write-offs and depreciation expense were $9 million and $54 million, compared with $4 million and $49 million, respectively, for 1997.

AUSTRALIA

During 1998, Gulf Australia completed the acquisition of 50 per cent interests in the Jabiru and Challis production licences and a 43 per cent interest in the Skua production licence. These fields are located in the Timor Sea off the north coast of Western Australia. Gulf Australia also acquired a 70 per cent interest in the W97-2 block in the Timor Sea. This block is located in close proximity to the Jabiru and Challis production licences. Sales from Australia averaged 9,300 boe/d, with average oil and liquids sales of 5,600 b/d and natural gas of 23 mmcf/d. This resulted in cash generation of $32 million and net operating income of $1 million. In 1997, sales averaged 5,000 boe/d, with average oil and liquids sales of 1,600 b/d and natural gas of 21 mmcf/d. Cash generation and net operating income were $26 million and $8 million, respectively.

     As part of Gulf's divestitures program, a 1.2 per cent interest in a South West Queensland Unit and associated natural gas production was sold for net proceeds of $33 million

     Total capital and exploration expenditures were $28 million, up $6 million from a year ago. Exploration write-offs and depreciation expense were $7 million and $24 million, respectively, compared with $5 million and $14 million, respectively, for 1997.

OTHER INTERNATIONAL

Gulf's other international holdings had liquid sales of 500 b/d and natural gas sales of 1 mmcf/d, resulting in cash generation of $1 million and a net operating loss of $22 million. Capital and exploration expenditures in Mongolia, Algeria, Yemen, Argentina, Syria, Libya, Romania, the Falklands and the Ivory Coast amounted to $45 million. Exploration expense was $20 million, relating primarily to activity in Mongolia and Algeria, and depreciation expense was $3 million.

     At the beginning of the year Gulf acquired a 75 per cent working interest in four production-sharing contracts in Mongolia. In an effort to focus on core areas, however, the Company made a decision to either sell or withdraw from the majority of its non-producing international holdings including Mongolia, Albania, Romania, Yemen, Argentina, Syria, Libya and the Falklands.

OTHER INTERNATIONAL*

                                                     1998                1997
                                               ----------------    ----------------
                                               $millions  $/boe    $millions  $/boe
                                               ---------  -----    ---------  -----
Gross oil and gas revenues                         198    17.98         264   21.84
Royalties                                          (10)   (0.88)        (12)  (1.00)
                                                 -----    -----       -----   -----
Net oil and gas revenues                           188    17.10         252   20.84
Other revenue                                       14     1.27           8    0.65
Operating expenses                                 (59)   (5.34)        (49)  (4.07)
Exploration expenses                               (38)   (3.48)        (26)  (2.17)
Depreciation, depletion and amortization
  expense                                         (110)   (9.89)       (133) (11.04)
                                                 -----    -----       -----   -----
Net operating income (loss)                         (5)   (0.34)         52    4.21
Non-cash items                                     148    13.37         159   13.20
                                                 -----    -----       -----   -----
Cash generated                                     143    13.03         211   17.41
                                                 =====    =====       =====   =====
Capital and exploration expenditures               142                  122

Gross proved reserve additions (millions of
  boes)                                              9                 26.5
VOLUMES SOLD (gross)
Liquids (thousands of barrels per day)            15.9                   19
Natural gas (millions of cubic feet per day)        87                   84
PRICE
Liquids (unhedged, dollars per barrel)           17.82                23.96
Natural gas (dollars per thousand cubic feet)     3.02                 3.16
*Excludes hedging

CORPORATE

Gulf's consolidated net loss was $562 million, compared with earnings of $204 million and $37 million in 1997 and 1996, respectively. Total cash generated from operations was $371 million in 1998, down from $592 million in 1997 and $440 million in 1996. The 1998 discontinued operations gain of $24 million relates to the sale of an undeveloped tract of land in Reno, Nevada.

     The Company's hedging program is designed to mitigate downside risk while providing Gulf with a reliable level of cash flow upon which to base capital expenditures. Gulf's hedging activity, which relates to commodity price and exchange rate contracts, increased pre-tax earnings and cash generation by $58 million in 1998; this compares with a net loss of $22 million in 1997 and a net loss of $69 million in 1996. Low market crude oil prices were the main reason for the gain in 1998.

     During 1998, the Company incurred a net loss on asset disposals and net provision for other losses of $170 million, compared with $75 million in 1997 and a $5 million gain in 1996 (see note 2).

     Additional one-time items during 1998 include a $212 million before-tax reduction in the carrying value of assets based on lower oil price assumptions. Heavy oil assets acquired in the purchase of Stampeder account for substantially all of this amount.

     Other revenue net of other expenses provided earnings of $13 million in 1998, compared with $32 million in 1997 and $10 million in 1996. Results for 1997 benefited from foreign exchange gains.

     During the year Gulf incurred restructuring and pension charges of $45 million, which compares with $67 million a year ago. Gulf's plan to annuitize its defined benefit pension plan resulted in a 1997 charge of $53 million relating to deferred pension expenses, compared with a charge of $6 million in 1998. Earnings in 1998 were also impacted by $39 million of restructuring charges relating to organizational changes, compared with $14 million in 1997.

     General and administrative expenses for 1998 decreased $6 million to $62 million partially as a result of eliminating expenses related to the U.K. operations. On a unit-of-production basis, general and administrative costs were $0.94 per boe compared with $1.03 per boe for 1997. General and administrative costs in 1997 of $68 million increased from $49 million in 1996 due primarily to the addition of the Clyde and Stampeder operations.

     Finance charges for 1998 were $278 million, up $56 million from 1997. Additional amortization of deferred foreign exchange on U.S. dollar-denominated debt accounted for $54 million of the net increase. In spite of using a net $399 million to pay down debt, cash finance charges were virtually unchanged from 1997 as the paydown was primarily in the fourth quarter and a weaker Canadian dollar increased the Company's Canadian dollar interest expense. Finance charges of $222 million in 1997 increased from $79 million in 1996. The change was primarily related to an increase of $79 million in interest expense on long-term debt and an increase in net short-term interest expense of $72 million due to the Clyde acquisition in 1997 and an income tax refund received in 1996.

     Income tax was a recovery of $151 million in 1998, compared with an expense of $59 million in both 1997 and 1996. The effective tax rate in each of the years varies substantially from the statutory rate largely as a result of the amortization or sale of assets that do not have a tax basis.


CORPORATE AND OTHER

(millions of dollars)                             1998   1997   1996
                                                  ----   ----   ----
Hedging gains (losses), net                         58    (22)   (69)
Gain on sale of shares by subsidiary                 0    417      0
Net gain (loss) on asset disposals and provision
   for other losses                               (170)   (75)     5
Reduction in carrying value of assets             (212)     0      0
Other revenue                                       80     43     19
Operating expenses -- other                        (67)   (11)    (9)
Exploration expense                                  0      0     (2)
Depreciation, depletion and amortization            (1)    (5)    (6)
Pension settlement and restructuring charges       (45)   (67)    (4)
General and administrative expenses                (62)   (68)   (49)
Finance charges, net                              (278)  (222)   (79)
Income tax (expense) recovery                      151    (59)   (59)
Minority interest                                   12      4      0
                                                  ----   ----   ----
Net loss                                          (534)   (65)  (253)
Non-cash items                                     288   (261)    50
                                                  ----   ----   ----
Cash required                                     (246)  (326)  (203)
                                                  ====   ====   ====
Capital expenditures                                 7     25     23

LIQUIDITY AND CAPITAL RESOURCES

Gulf's 1998 operating activities generated $353 million, investing activities provided an additional $219 million as asset sale proceeds exceeded capital spending, and a further $59 million was received from the issue of equity. These cash inflows totaled $631 million, of which $31 million was used to pay dividends. In addition, debt was reduced by a net $399 million, a rate swap was settled for $40 million, and cash increased by $161 million.

     Long- and short-term debt decreased from $2,865 million at the end of 1997 to $2,593 million at December 31, 1998. In addition to the $399 million net debt reduction referred to above, an asset purchaser assumed $110 million of the Company's debt. However, a weaker Canadian dollar caused the Company's year-end debt to increase by $173 million, and a rate swap and other placement costs reduced proceeds from the issue of debt by $66 million.

     During 1998, Gulf also made substantial progress to move from bank credit facilities to public debt. Outstanding bank facilities debt was reduced from $1,000 million at the end of 1997 to $143 million at the end of 1998. Going into 1999, the Company has a current portion of long-term debt totaling $215 million and cash on hand of $349 million. Looking beyond 1999, the Company has debt repayment obligations of $83 million per year for the period from 2000 to 2003. The Company also has uncommitted credit facilities of $767 million and uncommitted operating bank lines of $129 million.

     Gulf's 1999 capital budget is currently $300 million, budgeting just under 50 per cent in Canada, 30 per cent in Indonesia and the remainder largely in the Netherlands and Australia. Gulf currently expects to finance this budget without increasing net debt.

RISK MANAGEMENT

Gulf is exposed to a variety of risks, including changes in commodity prices, foreign currency exchange rates and interest rates. Gulf's Board of Directors has authorized commodity trading activities, provided that the Company's total risk of loss shall not exceed $5 million at any time. The authorities include limits on both the number of uncovered cumulative positions and maximum dollar loss amounts. Control is maintained through the separation of trading and accounting functions, as well as through daily mark-to-market reporting. Gulf has not engaged in any significant speculative foreign exchange or commodity price transactions. For more information on these exposures, see Note 17.

COMMODITY PRICES

Gulf's results of operations are dependent upon the difference between prices received for its oil and natural gas production and the costs to find and produce such oil and natural gas. The Company's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to its natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue.

     The Company periodically enters into hedging activities with respect to a portion of its projected oil and natural gas production. Gulf may use futures contracts, swaps, options and fixed-price physical contracts to hedge its commodity prices. Gains or losses on natural gas derivative contracts are expected to offset variability in the spot market price or to preserve the margin on existing physical contracts. Realized gains or losses from the Company's hedging activities are recognized in oil and gas production revenues when the associated production occurs. Gulf does not hold or issue any significant amount of derivative instruments for trading purposes.

     The maximum potential loss in the fair value of futures, options and financial forward contracts at December 31, 1998, is estimated to be $8 million with a 99.5 per cent confidence interval. This value at risk is based on a one-day holding period and is determined using a derivative of the Black-Scholes European option pricing model, which calculates a probability distribution of prices based on market-determined volatility.

     The Company did not have any open market positions with respect to crude oil hedging at December 31, 1998.

FOREIGN CURRENCY EXCHANGE RATES

Gulf's reported results from operations are affected by the exchange rate between the Canadian dollar and other currencies, particularly the U.S. dollar. Prices for substantially all of Gulf's Western Canada oil production and approximately 23 per cent of its natural gas and other liquids production are U.S. dollar-denominated, while most of its expenses (with the exception of interest costs on U.S. dollar-denominated debt), are denominated in Canadian dollars. The Company's reported cash flows relating to international operations are based on the Canadian dollar equivalent of cash flows measured in foreign currencies. Australian crude oil revenue is received in U.S. dollars, while gas is sold under fixed-price Australian dollar contracts; substantially all capital expenditures and operating costs are paid in Australian dollars. Netherlands revenues are based in U.S. dollars, while costs are denominated in Dutch guilders. Substantially all of the Company's other international transactions are denominated in U.S. dollars. Transactions in foreign currencies are converted to Canadian dollar amounts based on the exchange rates prevailing on the dates of the transactions.

     To mitigate the impact of exchange rate fluctuations on revenues, Gulf attempts to hedge its U.S. dollar exposure in two ways. First, it seeks to incur its debt in U.S. dollars. Based on Gulf's U.S. dollar-denominated debt at December 31, 1998,a 10 per cent ($0.153) change in the value of the U.S. dollar relative to the Canadian dollar would result in a $254 million unrealized gain or loss on the carrying amount of such debt and would affect annual interest expense by $20 million.

     Second, Gulf undertakes forward sales of U.S. dollars into Canadian dollars. The Company monitors its foreign exchange exposures daily to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. Based on Gulf's forward contracts at December 31, 1998, a 10 per cent ($0.153) increase in the value of the U.S. dollar relative to the Canadian dollar would result in cumulative losses to 2001 on settlement of these contracts of $96 million. This sensitivity measure is the undiscounted before-tax cash flows realized on the contracts based on the foreign exchange forward curve.

     Both of these strategies offer benefits to the Company in the event of a decline in the U.S. dollar relative to the Canadian dollar by decreasing its Canadian dollar equivalent cost of debt service obligations and by creating a gain on the forward sales of U.S. dollars.


INTEREST RATES

At December 31, 1998, about $564 million, or 22 per cent, of Gulf's total debt was variable rate. The impact on annual before-tax cash flow of a 10 per cent change in the floating rate (approximately 71 basis points) would be $4 million.


YEAR 2000

The Company is devoting significant resources throughout its business operations to the Year 2000 ("Y2K") issue. The Company's goal is business continuity and sustained operations beyond December 31, 1999, without significant disruption or material financial impact resulting from the Y2K issue. The Y2K issue is a result of computer programs tracking and storing dates represented by only two century digits (e.g., 98 rather than 1998) to define the applicable year. Without the century digits the last day of this millennium will be 99-12-31, and after midnight, any information technology ("IT") systems that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and systems failures. The problem also extends to many "non-IT"systems, that is, distributed control, scada and embedded chips used in its field operations both on and off shore. Like most other businesses, the Company is also at risk from Y2K failures in public and private infrastructure services, including power, water, transportation and telecommunications.

     System failures resulting from the Y2K issue could adversely affect operations and financial results of the Company. The Company's primary risk lies in its internal date-dependent systems, including computer hardware, software and field control devices. The Company is also exposed to third-party risk through its financial institutions, joint interest partners, product transportation systems (pipelines, railcars and tankers), vendors and customers whose systems may be affected by the Y2K issue.

     Addressing the Issue. In the fourth quarter of 1997, the Company organized a worldwide corporate task force to review Y2K issues, identify potential impacts, risks and preparations, and allocate appropriate resources. The task force developed a seven-phase approach to resolving the Y2K issues that are reasonably within its control. Since the initiation of this project, approximately 50 employees have devoted a significant portion of their time to Year 2000 efforts. In addition, the Company has retained several outside consultants to assist with specific phases of the plan. The task force reports regularly to the Audit Committee and the Board of Directors with respect to the Company's Y2K efforts.

     The Company's approach to and the anticipated timing of each phase are described below:

     Phase 1 -- Issue Identification. In the first quarter of 1998, the task force conducted an extensive inventory of the Company's software applications, operating systems, hardware, netware, control systems, key business partners and service providers to identify Y2K issues and compliance. During the inventory phase and throughout this project, the Company enlisted individual employees who have an intimate knowledge of their specific workplaces, tools and third-party relationships to identify items not captured in the initial inventory and ensure that such items were assessed and, if required, remediated.

     Phase 2 -- Investigating Compliance. In the second quarter of 1998, the Company began to investigate the compliance of its inventoried items, ensuring those items that posed the greatest risk were dealt with first. The level of risk was established using the Company's corporate risk assessment model to rank items in terms of their safety and potential impact on its business. The task force focused on "high-risk" items and evaluated results with a view to upgrading, replacing, retiring or working around non-compliant items. Part of the investigation was the implementation of a testing program for critical systems.

     As the inventory phase came to a close, the Company implemented a "Clean Management Date" to ensure further Y2K issues were minimized. That is, after June 15, 1998, the Company required that all acquisitions of software, hardware or other equipment with date-sensitive components be reported to the task force and be Year 2000-compliant.

     Because the Y2K challenge is a global issue with a cross-industry focus, the Company closely reviewed its list of key business partners and service providers to assess their state of Y2K readiness through letter campaigns and interviews. The Company intends to continue its review of business partners and service providers throughout the remaining phases of the plan.

     Phases 3 and 4 -- Corrective Measures and Sustainable Operations (Q3 and Q4, 1998). Phases 3 and 4 involved the correction of Y2K issues. During these phases the decisions from the compliance investigation phase relating to high-and selected moderate-risk items were implemented. For non-compliant items a decision was made to: upgrade, replace, retire, work around or ignore. During Phase 4, the task force followed up with interviews with partners and vendors deemed to have a potentially large impact on its business should such partners or vendors encounter Y2K issues. Because the Company recognizes that achieving total Y2K compliance is not realistic, during Phase 4 contingency and crisis management planning will be addressed. The Company expects to complete its contingency and crisis management plans by June 30, 1999.

     Phase 5 -- Continuing Issue Management (Q1-Q3 1999).This phase involves addressing remaining less critical systems and continuing to assess the adequacy of measures taken by the Company's business partners and vendors to prepare for the Year 2000. The Company expects to be fully compliant from an internal standpoint by the end of this phase; however, due to the Company's reliance on third party vendors and customers, the Company cannot ensure complete Y2K compliance. The Company intends to discontinue business with any of its vendors who have not identified their compliance and are not willing or able to provide a positive statement of their Y2K readiness by June, 1999.

     Phase 6 -- Y2K Readiness (Q4 1999). During this phase, the task force intends to focus on its Y2K response mechanisms and problem management, while continuing to deal with any remaining compliance issues and outstanding business partner and vendor concerns.

     Phase 7 -- Y2K Response (January 1 - June 30, 2000). Although the task force will have marshaled every effort to limit Y2K problems, during this phase the planning and processes completed in Phase 5 will be implemented, remaining in place as long as there is a need. The task force has established a crisis communications team that will staff a communications center in Calgary beginning December 31, 1999. The team will chart Y2K events and issues, beginning with Australian and Indonesian operations mid-morning through to midnight and beyond in North America.

     Costs. As at December 31, 1998, the Company had incurred costs of approximately $3.5 million related to its Y2K project. The estimated additional costs to complete the project are currently expected to be $6.5 million. A significant portion of these costs have been or will be incurred for the replacement of non-compliant equipment, with some of these costs being shared by the Company's partners. All of the Company's costs for the Y2K project are being paid out of operating expenses.

     Based upon its efforts to date, the Company believes that it has addressed the majority of its critical IT and non-IT systems such that its critical systems will function properly into the Year 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will continue and expand its efforts to ensure that its key business partners, third-party vendors and customers will also be prepared for the Year 2000 and to develop contingency plans to address any failures on their part to become Y2K-compliant. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions worldwide in areas where the Company relies on third-party providers of power, telecommunications and transportation. As well, the Company's operations in Indonesia may be adversely affected by failures of third-party vendors, refiners and customers to take adequate steps to address the Y2K problem. In recognition of the potential impacts in Indonesia, the Company has taken steps to identify alternative providers of goods and services along with alternative markets to address concerns with refiners and other customers. While such failures could affect the operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. The Company is, however, currently developing contingency plans to mitigate any material impact on the Company's business.

     The Company may revise the timing and focus of its efforts to address the Year 2000 problem from time to as new issues are identified. The description of the Company's efforts involves estimates and projections derived using numerous assumptions of future events including continued access to key resources. The Company cannot guarantee these estimates will be achieved, and actual results could differ materially from the plans, as it is impossible to predict the cost and availability of materials and resources as the year 2000 approaches.

SENSITIVITIES

Based on current production and price estimates and current hedge positions, the estimated effect on the Company's financial results for 1999 of a change in the following factors is set out below:


                                                              Cash generated from
                                                              continuing operations
                                                              (millions of dollars)

Production volumes   Oil and liquids -- 1,000 b/d                     3
                     Natural gas -- 10 mmcf/d                         4

Price changes (1)    Oil and liquids -- US$1.00 per bbl              57
                     Natural gas (Canada) -- C$0.10 per mcf           6

Exchange rate (1)    US$/C$ -- one cent change                        4

Interest rate (1)    1% change in interest rates                      5


[FN]
(1) The impact of hedging contracts in place at December 31, 1998, has been included.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - The information required by this Item 7A is provided in Item 7. Management's Discussion and Analysis of Financial Condition under the heading Risk Management.

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

     The consolidated financial statements have been examined by the independent auditors, Ernst & Young LLP, and their report follows. The independent auditors have full and free access to the Audit Committee.

[SIGNATURE]                                        [SIGNATURE]
R. H. Auchinleck                                   G. S. Glick
President and Chief Executive Officer              Executive Vice-President
                                                   and Chief Financial Officer

Calgary, Canada
February 19, 1999


AUDITORS' REPORT


TO THE SHAREHOLDERS OF GULF CANADA RESOURCES LIMITED:

We have audited the consolidated statements of financial position of Gulf Canada Resources Limited as at December 31, 1998 and 1997 and the consolidated statements of earnings (loss) and retained earnings (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and 1997 and the results of its operations and the cash flows for each of the years in the three-year period ended December 31, 1998, in accordance with accounting principles generally accepted in Canada.

[SIGNATURE]
Ernst & Young LLP
Chartered Accountants

Calgary, Canada
February 18, 1999

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
AND RETAINED EARNINGS (DEFICIT)


                                                       YEAR ENDED DECEMBER 31
                                                     --------------------------
(millions of dollars - except per share amounts)      1998       1997      1996
                                                     ------     ------    -----
EARNINGS (LOSS)
REVENUES
Net oil and natural gas                              $1,072    $1,254     $ 856
Gain on sale of shares by subsidiary (Note 1)             0       417         0
Other                                                   125        76        40
                                                     ------    ------     -----
                                                      1,197     1,747       896
                                                     ------    ------     -----
EXPENSES
Operating
   Production                                           419       385       297
   Other                                                 90        17        15
Exploration                                             191       150        70
General and administration                               62        68        49
Depreciation, depletion and amortization                479       504       289
Net loss (gain) on asset disposals and provision
   for other losses (Note 2)                            170        75        (5)
Reduction in carrying value of assets (Note 2)          212         0         0
Pension settlement and restructuring charges
   (Note 2)                                              45        67         4
Finance charges, net (Note 3)                           278       222        79
Income tax expense (recovery) (Note 4)                 (151)       59        59
Minority interest                                       (12)       (4)        0
                                                     ------    ------     -----
                                                      1,783     1,543       857
                                                     ------    ------     -----
EARNINGS (LOSS) FROM CONTINUING OPERATIONS             (586)      204        39
Discontinued operations (Note 5)                         24         0        (2)
                                                     ------    ------     -----
EARNINGS (LOSS) FOR THE YEAR                         $ (562)   $  204     $  37
                                                     ======    ======     =====
PER ORDINARY SHARE (NOTE 6)
Earnings (loss) from continuing operations           $(1.77)   $ 0.62     $0.04
Earnings (loss)                                      $(1.70)   $ 0.62     $0.03
RETAINED EARNINGS (DEFICIT)
BALANCE, BEGINNING OF YEAR                           $  181    $    0     $  (8)
Earnings (loss) for the year                           (562)      204        37
Dividends declared on preference shares (Note 15)       (31)      (23)      (29)
                                                     ------    ------     -----
BALANCE, END OF YEAR                                 $ (412)   $  181     $   0
                                                     ======    ======     =====

(See summary of significant accounting policies and notes to consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31
                                                                         --------------------------
(millions of dollars)                                                     1998      1997      1996
                                                                         ------    ------    ------
OPERATING ACTIVITIES
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                               $ (586)   $  204     $ 39
NON-CASH ITEMS INCLUDED IN EARNINGS (LOSS)
DEPRECIATION, depletion and amortization                                    479       504      289
   Net loss (gain) on asset disposals and provision for other losses        170        75       (5)
   Gain on sale of shares by subsidiary                                       0      (417)       0
   Amortization of deferred foreign exchange losses (Note 3)                 71        17       15
   Reduction in carrying value of assets                                    212         0        0
   Pension settlement and restructuring charges (Note 2)                     22        53        0
   Exploration expense                                                      191       150       70
   Deferred income taxes (Note 4)                                          (171)       17       41
   Other                                                                    (17)      (11)      (9)
                                                                          ------   -------    -----
CASH GENERATED FROM CONTINUING OPERATIONS                                   371       592      440
Other long-term liabilities                                                 (18)      (10)     (15)
Changes in non-cash working capital (Note 7)                                  8        43      (44)
Other, net                                                                   (8)       (4)      (9)
                                                                          ------   -------    -----
                                                                            353       621      372
                                                                          ------   -------    -----
INVESTING ACTIVITIES
Proceeds on asset disposals                                               1,019     1,099      278
Advance from sale of Midstream assets (Note 2)                              100         0        0
Acquisitions (Note 8)                                                       (67)   (1,944)    (284)
Capital expenditures and exploration expenses                              (850)   (1,133)    (644)
Changes in non-cash working capital (Note 7)                                (19)        3      (21)
Other, net                                                                   36        39      (72)
                                                                          ------   -------    -----
                                                                            219    (1,936)    (743)
                                                                          ------   -------    -----
DIVIDENDS
Regular dividends declared on preference shares                             (31)      (23)     (29)
Special dividends declared on preference shares (Note 15)                     0       (45)     (13)
Changes in non-cash working capital (Note 7)                                  0        (1)       0
                                                                          ------   -------    -----
                                                                            (31)      (69)     (42)
                                                                          ------   -------    -----
FINANCING ACTIVITIES
Short-term loans, other                                                       4      (176)     223
Proceeds from issue of long-term debt                                       540     1,628      500
Long-term debt repayments                                                  (943)     (897)    (421)
Issue of equity                                                              59       964      150
Settlement of rate swap                                                     (40)        0        0
                                                                          ------   -------    -----
                                                                           (380)    1,519      452
                                                                          ------   -------    -----
INCREASE IN CASH                                                            161       135       39
CASH AT BEGINNING OF  YEAR                                                  188        53       14
                                                                          ------   -------    -----
CASH AT END OF YEAR                                                       $ 349     $ 188     $ 53
                                                                          ======   =======    =====

(See summary of significant accounting policies and notes to consolidated financial statements.)

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                            DECEMBER 31
                                                          ----------------
(millions of dollars)                                       1998      1997
                                                          ------    ------
ASSETS
CURRENT
Cash and short-term investments                           $  349    $  188
Accounts receivable (Note 17b)                               268       346
Other (Note 9)                                               133       121
                                                          ------    ------
                                                             750       655
INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS (NOTE 10)     325       238
PROPERTY, PLANT AND EQUIPMENT (NOTE 11)                    4,607     5,736
                                                          ------    ------
                                                          $5,682    $6,629
                                                          ======    ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Short-term loans (Note 13)                                $   47    $   51
Accounts payable                                             293       420
Current portion of long-term debt (Note 13)                  215        29
Current portion of other long-term liabilities (Note 14)      57        37
Other (Note 12)                                              177       129
                                                          ------    ------
                                                             789       666
LONG-TERM DEBT (NOTE 13)                                   2,331     2,785
OTHER LONG-TERM LIABILITIES (NOTE 14)                        336       201
DEFERRED INCOME TAXES                                         60       307
MINORITY INTEREST                                            178       220
                                                          ------    ------
                                                           3,694     4,179
                                                          ------    ------
Commitments and contingent liabilities (Notes 18 and 19)
SHAREHOLDERS' EQUITY
Share capital (Note 15)
   Senior preference shares                                  577       577
   Ordinary shares                                         1,719     1,660
Contributed surplus                                           35        35
Retained earnings (deficit)                                 (412)      181
Foreign currency translation adjustment (Note 16)             69        (3)
                                                          ------    ------
                                                           1,988     2,450
                                                          ------    ------
                                                          $5,682    $6,629
                                                          ======    ======

(See summary of significant accounting policies and notes to consolidated financial statements.)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Gulf Canada Resources Limited ("Gulf" or "the Company") include the accounts of all subsidiary companies. Substantially all of the activities of Gulf are conducted jointly with others, and these financial statements reflect the proportionate interest in such activities. Investments in companies in which Gulf exercises significant influence are accounted for on the equity basis.

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

     As changes in circumstances warrant, the net carrying values of proved properties, plant and equipment, and significant unproved properties are assessed to ensure that they do not exceed future cash flows from use or disposal. The estimated future costs to dispose of an asset or to exit an activity are recognized at the time that a commitment to such action is made.

ENVIRONMENTAL AND SITE RESTORATION LIABILITIES

Future obligations for site-restoration costs, including dismantling plants and abandoning properties, are provided for using the unit-of-production method or, where appropriate, the estimated remaining useful lives of the related assets. Accruals for other potential environmental remediation obligations, such as those related to discontinued downstream operations, are made when management believes that Gulf has an obligation for remediation and the anticipated costs can be estimated within a reasonable range.

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

PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The pension plans, which cover Canadian and U.S. employees, have both defined benefit and defined contribution options, which are company funded. The cost of the defined benefit option reflects management's best estimates of the pension plan's expected investment yields, salary escalation, mortality of members, terminations and the ages at which members will retire. Defined benefit pension plan assets are reported at market values. Adjustments arising from plan amendments, transitional surplus, experience gains and losses and changes in assumptions are amortized on a straight-line basis over the estimated average remaining service lives of the employees. The unamortized balance of such costs has been charged to earnings upon Gulf's decision to annuitize the defined benefit plan. The cost of the defined contribution option reflects specific amounts contributed on behalf of participating employees during the year. The costs of post-retirement benefits other than pensions, including dental, medical and life insurance, are accounted for on a cash basis.

FINANCIAL INSTRUMENTS

A financial instrument is recognized when a contractual benefit or obligation exists for the future receipt or payment of monetary amounts and is recorded at inception at the fair value of consideration paid or received, along with the costs of acquisition or issuance. A financial instrument held for disposal or settlement is carried thereafter at the lower of original cost or market value. One held over the long term or to maturity is carried at original cost and is assessed as circumstances warrant to ensure that its carrying value does not exceed its recoverable amount. Income or expense on a financial instrument is recognized in each period on an accrual basis. A premium or discount on debt bearing an interest rate different from the prevailing market rate and its costs of issuance are deferred and amortized over the life of the debt.

DERIVATIVE INSTRUMENTS

Gulf enters into physical and financial forward sales contracts, options and swap agreements to manage its exposure to changes in commodity prices, exchange rates and interest rates. Gains and losses on the contracts that are used to hedge such exposures on future transactions are recognized in the financial statements when the hedged transactions occur and are included in the measurement of such transactions. Changes in the market values of derivatives that are not hedges, or that arise subsequent to when they cease to be effective hedges, are recognized as gains and losses in the earnings of each period. Such gains or losses are recorded in other revenues.

A derivative is treated as a hedge when all of the following criteria are met:

- Gulf has an identified risk exposure to commodity prices, exchange rates, interest rates or some other risk factor related to an asset or a liability, a contractual commitment or a planned future transaction.

- There is an offsetting relationship between the cash flows of the derivative and those of the identified risk to be hedged.

- Management intends to use the derivative to hedge the exposure. The derivative is therefore designated as a hedge at its inception.

If a hedge is terminated early, or if the designation of a derivative as a hedge is discontinued, any accumulated gain or loss up to that time continues to be deferred until the hedged transaction occurs. If the term of a derivative used as a hedge extends beyond the date of the hedged transaction, any deferred gain or loss at that date is included in the measurement of the hedged transaction; gains and losses thereafter are recognized in earnings on an accrual basis. If the occurrence of a hedged transaction ceases to be likely, any deferred gain or loss on the hedge is recognized in income immediately. An individually significant loss is included in the 1998 provision for other losses in Gulf's Consolidated Statements of Earnings (Loss).

INCOME TAXES

Gulf follows the deferred method of tax allocation for income taxes. Under this method, deferred income taxes are recorded to the extent that income taxes otherwise payable are reduced by capital cost allowances and exploration and development costs in excess of the depletion and depreciation provisions recorded in the accounts.

MEASUREMENT UNCERTAINTY

Certain items recognized in the financial statements are subject to measurement uncertainty. The recognized amounts of such items are based on Gulf's best information and judgment. Such amounts are not expected to change materially in the near term. These include:

- The amounts recorded for depletion, depreciation, amortization and impairment of property, plant and equipment and future site restoration costs depend on estimates of oil and gas reserves or the economic lives and future cash flows from related assets. The provision for future site-restoration costs also depends on estimates of such costs based on current legislation.

- The recognized amounts of other potential environmental claims and liabilities depend on estimates of the magnitude and probability of future costs.

- The values of pension obligations and assets and the amount of pension costs charged to earnings depend on certain actuarial and economic assumptions.

- The amounts recorded for assets and liabilities of acquired companies depend on estimates of their fair values on the acquisition date and are subject to subsequent adjustment over a one-year period.

- The recognized future costs of exiting activities and disposing of assets depend on estimates of such amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts expressed in millions of dollars except where otherwise noted)

1.   GAIN ON SALE OF SHARES BY SUBSIDIARY

On September 29, 1997, Gulf completed a public offering of 28 per cent of the shares of Gulf Indonesia Resources Limited (Gulf Indonesia), the Indonesian arm of its oil and gas exploration and development activities. The Company sold 24,150,000 shares of Gulf Indonesia at US$19.50 per share for cash proceeds of $602 million, net of $44 million of costs. A gain of $417 million ($384 million after tax) associated with this transaction was recognized during the third quarter of 1997. Prior to the public offering, Gulf Indonesia was a wholly owned subsidiary of the Company.

2.   UNUSUAL ITEMS

NET LOSS (GAIN) ON ASSET DISPOSALS AND PROVISION FOR OTHER LOSSES

                                                   YEAR ENDED DECEMBER 31
                                                   ----------------------
                                                    1998    1997     1996
                                                   -----    ----     ----
Gain on sale of Midstream assets (a)               $(232)   $  0     $ 0
Net loss (gain) on other asset disposals (b)          71     (42)     (5)
Provision for expected losses on future asset
disposals (c)                                        246     117       0
Loss on interest rate swap agreement (Note 13)        40       0       0
Other (d)                                             45       0       0
                                                   -----    ----     ----
                                                   $ 170    $ 75     $(5)
                                                   =====    ====     ====

[FN]
(a) In 1998, the Company sold 50 per cent of its Western Canadian natural gas gathering and processing facilities, pipelines and gas products facilities, as well as its natural gas and gas products marketing business for total cash consideration of $290 million. Gulf's retained interest was combined with that of the purchaser in the jointly controlled Gulf Midstream Services business (GMS). Gulf also received $100 million subject to a future obligation (see Note 21).

(b) In 1998, the net loss on other asset disposals includes the divestment of various Western Canadian and international conventional, oil sands, and offshore oil and natural gas properties, and an interest in a pipeline project. In 1997 the net gain on other asset disposals consisted of a $27 million gain on the sale of the remaining portions of Gulf's northern drilling system and a $15 million net gain on the sale of Western Canadian oil and gas assets.

(c) The provision for expected losses on future asset disposals is the reduction to estimated realizable value in the carrying amounts of assets of which the Company expects to divest, along with estimated associated employee severance costs. The 1998 provision relates to the planned sale of non-core Western Canadian and international conventional oil and gas properties. The 1997 provision consists of write-downs of an undeveloped coal property of $67 million, North American oil and gas assets of $47 million and other assets of $3 million.

(d) Other provisions consist largely of impairments of investments and future obligations.

REDUCTION IN CARRYING VALUE OF ASSETS

As a result of a decline in oil prices in 1998, the Company recorded a provision of $212 million for the write-down of certain Western Canadian oil and natural gas assets. The write-down reflects the excess of net carrying amounts over recoverable amounts as measured by undiscounted estimated future net cash flows.

PENSION SETTLEMENT AND RESTRUCTURING CHARGES

                                 YEAR ENDED DECEMBER 31
                                 ----------------------
                                 1998     1997     1996
                                 ----     ----     ----
Restructuring charges (a)        $39      $14      $4
Pension settlement (b)             6       53       0
                                 $45      $67      $4

[FN]
(a) Restructuring charges pertain to costs and write-offs resulting from organizational changes. (b)In 1997 deferred pension costs were written off to reflect the Company's decision to commence a program

(b) In 1997 deferred pension costs were written off to reflect the Company's decision to commence a program to annuitize the obligations of the defined benefit pension plan (see Note 20). The charge in 1998 relates to the performance of the pension assets.

3.   FINANCE CHARGES, NET

                                                    YEAR ENDED DECEMBER 31
                                                    ----------------------
                                                    1998     1997     1996
                                                    ----     ----     ----
CASH EXPENSES
  Interest
    Long-term debt                                  $223     $182     $103
    Short-term loans                                   4       29        7
                                                    ----     ----     ----
  Interest income on short-term investments          (12)     (11)      (3)
  Interest on net debt position (a)                  215      200      107
  Interest on income tax refunds                      (4)       0      (58)
  Other                                                1        9       20
                                                    ----     ----     ----
                                                     212      209       69
NON-CASH EXPENSES
  Amortization of deferred foreign exchange losses    71       17       15
  Other, net                                          (5)      (4)      (5)
                                                    ----     ----     ----
                                                    $278     $222     $ 79
                                                    ====     ====     ====

[FN]
(a) Net debt comprises long-term debt and short-term loans less cash and short-term investments.

4.   INCOME TAX EXPENSE (RECOVERY)

The income tax expense (recovery) reflects an effective tax rate that differs from the Canadian statutory rate of 44 per cent. This difference is mainly the result of the following:

                                                       YEAR ENDED DECEMBER 31
                                                      -----------------------
                                                      1998     1997      1996
                                                      ----     ----      ----
Earnings (loss) from continuing operations before
  income taxes
  Canadian                                            $(623)    $ 225      $ 72
  Foreign                                              (114)       38        26
                                                      -----     -----      ----
                                                      $(737)    $ 263      $ 98
                                                      =====     =====      ====
Computed income tax expense (recovery) at the
  statutory rate                                      $(323)    $ 114      $ 43
Non-deductible and non-taxable amounts related to
  Net capital gains                                     (16)     (148)       (7)
  Amortization of assets with no tax basis               55        47        12
  Sales and write-downs of assets with no tax basis     111        21         9
  Crown royalties and other payments to governments      31        58        64
  Non-recognition of book losses                         31        20         4
Resource allowance                                      (44)      (46)      (52)
Syncrude remission                                        0        (4)       (8)
Capital tax                                              10         7         5
Other                                                    (6)      (10)      (11)
                                                      -----     -----      ----
Income tax expense (recovery)                         $(151)    $  59      $ 59
                                                      =====     =====      ====
Current                                               $  20     $  42      $ 18
Deferred (recovery)                                    (171)       17        41
                                                      -----     -----      ----
Income tax expense (recovery)                         $(151)    $  59      $ 59
                                                      =====     =====      ====

Foreign taxes account for $21 million, $34 million and $13 million of the current taxes and $(12) million (recovery), $18 million and $9 million of the deferred taxes in 1998, 1997 and 1996, respectively.

5.   DISCONTINUED OPERATIONS

Discontinued operations related to Asamera Minerals Inc. and environmental costs for Gulf's former downstream operations. In 1998, a gain of $24 million was realized on the sale of non-producing land in the United States. There were no income taxes applicable to this transaction.

6.   EARNINGS (LOSS) PER ORDINARY SHARE

Earnings (loss) per ordinary share was calculated after deduction of cumulative preference share dividend requirements of $31 million, $23 million and $29 million for 1998, 1997 and 1996, respectively. The weighted average number of ordinary shares outstanding was 348,399,257 for 1998, 290,873,726 for 1997 and 238,156,206 for 1996. Earnings per share on a fully diluted basis was $0.58 in 1997, assuming all outstanding stock options at December 31, 1997, had been exercised in 1997.

7.   CHANGES IN NON-CASH WORKING CAPITAL


                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
                                                       1998       1997     1996
                                                      -----       ----    -----
(Increase) decrease in non-cash working capital
   Accounts receivable (Note (17(b))                  $  78       $(51)   $(138)
   Other current assets                                 (12)       (38)     (28)
   Accounts payable                                    (127)       143       72
   Other current liabilities                             48         43       13
                                                      -----       ----    -----
                                                        (13)        97      (81)
   Items not having a cash effect                         2        (52)      16
                                                      -----       ----    -----
                                                      $ (11)      $ 45    $ (65)
                                                      =====       ====    =====
The change relates to the following activities:
   Operating                                          $   8       $ 43    $ (44)
   Investing                                            (19)         3      (21)
   Dividends                                              0         (1)       0
                                                      -----       ----    -----
                                                      $ (11)      $ 45    $ (65)
                                                      =====       ====    =====

8.   ACQUISITIONS


                                                   YEAR ENDED DECEMBER 31
                                                   ----------------------
                                                 1998      1997       1996
                                                 ----     ------      ----
Clyde Petroleum plc (a)                           $ 0     $1,056      $  0
Stampeder Exploration Ltd. (b)                     (4)       802         0
Pennzoil Canada Inc. (c)                            0          0       273
BHP Petroleum (Cartier) Pty Ltd. (Australia)       37          0         0
Nescor Energy Company (Mongolia)                   15          0         0
Other oil and gas assets                           19         86        11
                                                  ---     ------      ----
                                                  $67     $1,944      $284
                                                  ===     ======      ====

(a) ACQUISITION OF CLYDE PETROLEUM PLC

    Effective February 18, 1997, Gulf purchased all of the issued and outstanding common shares of Clyde Petroleum plc for 120 UK pence per share. The acquisition was accounted for using the purchase method. Gulf's consolidated financial statements include the operating results of the acquired business from February 18, 1997. The purchase price has been allocated as follows:


    Property, plant and equipment                   $1,623
    Investments and other assets                        31
    Working capital                                    124
    Deferred income taxes                              (93)
    Long-term debt (including current portion)        (449)
    Other long-term liabilities                        (38)
                                                    ------
                                                     1,198
    Less: cash and short-term investments acquired    (142)
                                                    ------
                                                    $1,056
                                                    ======

(b) ACQUISITION OF STAMPEDER EXPLORATION LTD.

    Effective August 28, 1997, Gulf acquired all of the issued and outstanding common shares of Stampeder Exploration Ltd. ("Stampeder") for total consideration of $798 million (including $27 million of acquisition costs) with consideration consisting of 0.69124 of a Gulf ordinary share for each Stampeder common share (Note 15) and $69 million in cash on exercise of Stampeder's option to acquire a major heavy oil property. This acquisition was accounted for using the purchase method. Gulf's consolidated financial statements include the operating results of the acquired business from August 28, 1997. The purchase price has been allocated as follows:









    Property, plant and equipment                   $1,248
    Working capital                                    (26)
    Deferred income taxes                              (47)
    Long-term debt (including current portion)        (343)
    Other long-term liabilities                        (23)
                                                    ------
                                                       809
    Less: cash and short-term investments acquired     (11)
                                                    ------
                                                    $  798
                                                    ======

(c) ACQUISITION OF PENNZOIL CANADA INC

    Effective July 1, 1996, Gulf purchased all of the issued and outstanding common shares of Pennzoil Canada Inc. for a net cash consideration of $273 million. The acquisition was accounted for using the purchase method. Gulf's consolidated financial statements include the operating results of the acquired business from July 1, 1996. The purchase price has been allocated as follows:

Property, plant and equipment                                                 $286
Working capital                                                                 15
Deferred income taxes                                                          (22)
Other long-term liabilities                                                     (6)
                                                                              ----
                                                                              $273
                                                                              ====

9. OTHER CURRENT ASSETS

                                                                       DECEMBER 31
                                                                       -----------
                                                                       1998   1997
                                                                       ----   ----
Product inventories                                                    $ 21   $ 20
Materials and supplies                                                   90     86
Prepaid expenses                                                         19     12
Other                                                                     3      3
                                                                       ----   ----
                                                                       $133   $121
                                                                       ====   ====

10. INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS

                                                                       DECEMBER 31
                                                                       -----------
                                                                       1998   1997
                                                                       ----   ----
Deferred foreign exchange loss on long-term debt                       $206   $139
Deferred long-term debt placement costs (Note 13)                       101     40
Investment in equity securities                                           18     49
Other                                                                     0      0
                                                                       ----   ----
                                                                       $325   $238
                                                                       ====   ====

11. PROPERTY, PLANT AND EQUIPMENT

                                                          ACCUMULATED
                                              GROSS      DEPRECIATION
                                            INVESTMENT   DEPLETION AND     NET
                                              AT COST    AMORTIZATION   INVESTMENT
                                            ----------   -------------  -----------
DECEMBER 31, 1998
Exploration and production
   North America                               $4,070       $1,662        $2,408
   International                                2,373          600         1,773
Syncrude                                          471          156           315
Oil sands and coal                                150           71            79
Other                                              72           40            32
                                               ------       ------        ------
                                               $7,136       $2,529        $4,607
                                               ======       ======        ======
Net carrying value of property, plant and
 equipment not being amortized                                            $1,064
                                                                          ======

                                                          ACCUMULATED
                                              GROSS      DEPRECIATION
                                            INVESTMENT   DEPLETION AND     NET
                                              AT COST    AMORTIZATION   INVESTMENT
                                            ----------   -------------  ----------
DECEMBER 31, 1997
Exploration and production
   North America                               $4,192       $1,087        $3,105
   International                                2,680          464         2,216
Syncrude                                          432          143           289
Oil sands and coal                                182          115            67
Other                                              91           32            59
                                               ------       ------        ------
                                               $7,557       $1,841        $5,736
                                               ======       ======        ======
Net carrying value of property, plant and
 equipment not being amortized                                            $1,975
                                                                          ======

12.  OTHER CURRENT LIABILITIES

                                            DECEMBER 31
                                           -------------
                                           1998     1997
                                           ----     ----
Accrued interest                           $ 82     $ 62
Accrued costs on asset sales                 17        0
Income and other taxes payable               13       20
Accounts payable to related companies        13        0
Accrued acquisition costs                    10       16
Accrued payroll and other employee costs      5       12
Other                                        37       19
                                           ----     ----
                                           $177     $129
                                           ====     ====

13. SHORT-TERM LOANS AND LONG-TERM DEBT

                                                                  DECEMBER 31
                                                                 -------------
                                                                 1998     1997
                                                                 ----     ----
SHORT-TERM LOANS, UNSECURED
Bankers acceptances (1998 -- 5.7%; 1997 -- 4.2%)(1)             $   47   $   51
                                                                ======   ======
LONG-TERM DEBT
Bank credit facilities (1998 -- 6.2%; 1997 -- 5.8%)(1)          $  143   $1,000
8.25% notes payable 2017 (US$225 million)                          344      321
8.35% notes payable 2006 (US$250 million)                          383      357
8.375% notes payable 2005 (US$200 million)                         305        0
9% debentures payable 1999 (US$125 million)                        192      179
9.25% subordinated debentures payable 2004 (US$300 million)        459      428
9.625% subordinated debentures payable 2005 (US$200 million)       307      286
Long-term secured loan (US$243 million) (1998 -- 8.0%;
  1997 -- 8.0%)(1)                                                 373      215
Other secured loan (US$23 million)                                  35       28
Other                                                                5        0
                                                                ------   ------
                                                                 2,546    2,814
Less installments due within one year                             (215)     (29)
                                                                ------   ------
                                                                $2,331   $2,785
                                                                ======   ======

[FN]
(1) Rates reflect the weighted average rate on instruments outstanding at December 31. Rates vary with changes in short-term market interest rates.

BANK CREDIT FACILITIES

As of December 31, 1998, the Company had $767 million available under committed credit facilities, of which $143 million had been drawn. Gulf also had available uncommitted operating bank lines totaling approximately $129 million, of which $47 million had been drawn. Interest rates on the committed and uncommitted facilities are based on the bankers' acceptance rate plus a spread that varies between institutions and is based on certain financial tests. The average effective rate on the balances outstanding during 1998 was approximately 6.2 per cent on committed facilities and 5.7 per cent on uncommitted facilities. The average effective rate on all balances outstanding during 1997 was approximately
6.1 per cent.

DEBENTURES AND NOTES

US dollar debentures and notes are unsecured with interest paid semiannually.

LONG TERM SECURED LOAN

In February 1997, the Company, along with its partner in the Corridor Block Gas Project (the Project), entered into a Credit Agreement (Corridor Loan) with various lending institutions. The Corridor Loan will provide up to US$450 million of financing to fund the development of the Project of which Gulf's share is US$270 million. The borrowings are based on the London Interbank Offered Rate. Interest and commitment fees related to the Corridor Loan are capitalized until project completion (1998 -- $22 million, 1997 -- $7 million. After completion of the project, the lender's recourse under the Corridor Loan is limited to the Corridor production sharing contract asset pledged as collateral.

The expected minimum repayments on the Corridor loan are equal semiannual installments beginning in August 1999 and ending in February 2007. Mandatory and optional prepayments may also occur, depending on the cash flow generated by the Project. The Project completion date is expected to occur during the first half of 1999.

OTHER SECURED LOAN

The other secured loan represents senior notes issued by a wholly owned subsidiary that are exchangeable at the option of the holder into shares of Triton Energy Limited (currently held by the subsidiary) at a conversion price of US$36.75. The Notes have a fixed rate of interest of 6% and are due February 14, 2004.

INTEREST RATE SWAPS

In 1997, Gulf entered into a transaction to lock in a yield of 6.71% on US$250 million thirty-year bonds in connection with a planned issue of debt securities under a Shelf Registration Statement. In October 1998, Gulf changed its plans and consequently recognized $40 million of the cumulative loss on the interest rate contract, recorded in provision for other losses. The remaining loss of $54 million was included in the placement costs of debt issued on November 16, 1998.

DEBT REPAYMENTS

The Company's contractual minimum repayment requirements in respect of long-term debt for the five years following December 31, 1998, are expected to be 1999 -- $215 million, 2000 -- $83 million, 2001 -- $83 million, 2002 -- $83 million and
2003 -- $83 million.


14.  OTHER LONG-TERM LIABILITIES

                                                                  DECEMBER 31
                                                                ---------------
                                                                1998       1997
                                                                ----       ----
Provision for environmental and site restoration costs (a)      $183       $119
Deferred asset disposal proceeds (Note 2(a))                      91          0
Provision for future lease costs                                  29         25
Provision for losses under swap arrangements (Note 17(c))         24         33
Other                                                             66         61
                                                                ----       ----
                                                                 393        238
Less current portion                                             (57)       (37)
                                                                ----       ----
                                                                $336       $201
                                                                ====       ====

[FN]
(a) $31 million of environmental and site restoration costs were charged to earnings in 1998 ($28 million in 1997).

15.  SHARE CAPITAL

AUTHORIZED:

Senior preference shares -- unlimited number. These preference shares rank in priority to the ordinary shares and may be issued from time to time in series with the consideration per share, designation, attributes, including any preemptive, redemption or conversion rights, and the number of each series to be fixed by the directors prior to its issue.

Junior preference shares -- unlimited number. The attributes associated with these shares are substantially the same as the senior preference shares except that they rank junior to the senior preference shares.

Ordinary shares -- voting, unlimited number without nominal or par value.

ISSUED AND OUTSTANDING:
                                                     NUMBER     AMOUNT
                                                   ----------   ------
SENIOR PREFERENCE SHARES:
(As at December 31, 1996, 1997 and 1998)
Series 1  (a)                                      85,504,557   $  428
                                                  ===========
Series 2  (b)                                             300      149
                                                  ===========   ------
                                                                $  577
                                                                ======

ORDINARY SHARES:
At December 31, 1995                              219,196,635   $  529
Issued pursuant to exercise of stock options (c)    2,628,537       13
Issued for cash                                    22,059,302      129
Issued for pension plan funding                       628,402        5
Issued for acquisition                                400,000        3
                                                  -----------   ------

At December 31, 1996                              244,912,876      679
Issued pursuant to exercise of stock options (c)    3,716,481       18
Issued for cash                                    23,000,000      241
Issued for acquisition of Stampeder                65,030,084      702
Issued pursuant to ordinary share warrants (d)      1,877,567       12
Issued for pension plan funding                       116,353        1
                                                  -----------   ------

At December 31, 1997                              338,653,361    1,653
Issued pursuant to exercise of stock options (c)      419,950        2
Issued pursuant to ordinary share warrants (d)      9,876,733       62
Value of expired ordinary share warrants (d)                0        2
                                                  -----------   ------
At December 31, 1998                              348,950,044   $1,719
                                                  ===========   ======

ORDINARY SHARE WARRANTS:
At December 31, 1996                               13,750,000   $    8
At December 31, 1997                               11,872,433        7
At December 31, 1998                                        0        0
                                                  -----------   ------

(a)  SERIES 1

     Cumulative dividends accumulate monthly at a floating rate based on the average prime rate of interest charged by specified Canadian banks, adjusted for a factor based on the market price of the Series 1 shares. These shares are non-voting and are redeemable, in whole or in part, at the option of Gulf at a price of $5.00 per share.

     On March 17, 1993, payment of dividends on the Series 1 shares was suspended. Payment of dividends was reinstated on February 9, 1995. At December 31, 1998 and December 31, 1997, Gulf had no dividends in arrears (1996 -- $33 million or $0.39 per share). Dividends in arrears paid during 1997 were charged to contributed surplus.

(b)  SERIES 2

     Cumulative dividends are payable at rates determined by Gulf based on negotiations with holders of the shares, or by a dealer bid or by auction procedures. The shares are non-voting and are redeemable, in whole or in part, at the option of Gulf at the end of any dividend period upon written notice at an amount equal to $0.5 million per share.

     On March 17, 1993, payment of dividends on the Series 2 shares was suspended. Payment of dividends was reinstated on February 9, 1995. At December 31, 1998, and December 31, 1997, Gulf had no dividends in arrears (1996 -- $12 million or $40,000 per share). Dividends in arrears paid during 1997 were charged to contributed surplus.

(c) At December 31, 1998, pursuant to the terms of Gulf's Incentive Stock Option Plan (1994), options are outstanding to all employees to purchase an aggregate 20,701,831 ordinary shares. Under the plan, 955,670 shares are reserved but unallocated (1997 -- 4,741,281).

A summary of the status of the Company's stock options as of December 31, 1998 and 1997 and changes during the years ended on those dates is presented below:


                                              1998                1997
                                        -----------------   ------------------
                                                 WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE
                                        SHARES   EXERCISE    SHARES   EXERCISE
                                         (000)     PRICE      (000)     PRICE
                                        ------   --------    ------   --------
Outstanding at beginning of year        17,336    $ 7.98     15,008     $ 5.84
Granted                                  4,886      7.58      6,989      11.03
Exercised                                 (420)    (5.27)    (3,717)     (4.76)
Expired                                 (1,100)    (9.46)      (944)     (9.32)
                                        ------               ------
Outstanding at end of year              20,702      7.85     17,336       7.98
                                        ======               ======
Options exercisable at end of year      17,627                6,559
                                        ======               ======
Weighted average fair value of options
granted during the year                           $ 2.99                $ 4.65

The following table summarizes information about stock options outstanding at December 31, 1998:


                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  -------------------------------------------   ----------------------
                    NUMBER      WEIGHTED-AVERAGE    WEIGHTED-     NUMBER     WEIGHTED-
RANGE OF          OUTSTANDING       REMAINING        AVERAGE    EXERCISABLE   AVERAGE
EXERCISE          AT 12/31/98      CONTRACTUAL      EXERCISE     12/31/98     EXERCISE
PRICES               (000)             LIFE           PRICE        (000)       PRICE
--------          -----------   ----------------    ---------   -----------  ---------
$ 3.70 - $ 6.13        7,060         3.1 years        $ 5.25       14,096      $ 5.05
$ 6.25 - $ 9.30        7,511         8.5 years          7.68        1,764        8.04
$ 9.95 - $ 13.10       6,131         8.1 years         11.05        1,767       11.32
                      ------                                       ------
                      20,702         6.5 years          7.85       17,627        5.98
                      ======                                       ======

(d) In 1995 the Company issued 13.75 million warrants to purchase one ordinary share each for $5.75 per share, originally expiring on January 25, 1998. By resolution of Gulf's Board of Directors, each warrant holder was given the option to extend the expiry of the warrants to December 15, 1998, in consideration for a strike price of $6.50 and subject to a hold period ending July 27, 1998. There were 11.9 million ordinary share warrants outstanding on December 31, 1997. During 1998, 9.9 million warrants were exercised, and the balance expired on December 31, 1998.

(e) At the May 3, 1995, annual meeting, shareholders approved a resolution to eliminate the $1,186 million deficit accumulated to the end of the first quarter of 1995 by applying it to the Company's share capital and contributed surplus.

The aggregate stated capital at December 31, 1998, for purposes of the Canada Business Corporations Act, of the senior preference shares and ordinary shares is $184 million and $1,730 million, respectively.


16. FOREIGN CURRENCY TRANSLATION ADJUSTMENT

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              1998     1997
                                                              ----     ----
Balance, beginning of year                                    $ (3)    $26
Current year's deferred translation adjustments                 93     (15)
Reduction in net investment in foreign operations              (15)    (14)
Reclassification of translation losses on subsidiary's debt     (6)      0
                                                              ----     ---
Balance, end of year                                          $ 69     $(3)
                                                              ====     ===

17. FINANCIAL INSTRUMENTS

(a) RISK MANAGEMENT

    Gulf is exposed to fluctuations in oil and gas prices, exchange rates and interest rates and periodically enters into contracts to hedge or manage these exposures. Current exposure to credit losses on these instruments approximates their fair values as disclosed below.

    Gulf is also exposed to credit risk on the oil and gas price, exchange rate and interest rate instruments to the extent of non-performance by counterparties. For the oil and gas price instruments, credit risk is controlled through credit controls, limits, margin deposits and monitoring procedures. All exchange rate contracts are with major financial institutions, and non-performance is not expected.

   (i)  OIL AND GAS PRICES

        To reduce its price risk on future gas production, at December 31, 1998, Gulf forward sold approximately 160 million cubic feet per day of 1999 gas production at an average plant gate price of approximately $2.48 per thousand cubic feet (assuming a foreign exchange rate of US$0.66 to Cdn$1.00). This price was achieved through a combination of physical sales contracts and financial forward sales and options. In addition, Gulf has fixed the basis differential through gas aggregator sales, direct physical sales and the use of financial transactions between Henry Hub, Louisiana (the pricing location used by the New York Mercantile Exchange) and Alberta on approximately 85 million cubic feet per day at an average level of approximately US$0.54 discount per million British thermal units.

        Gulf held no hedging instruments for liquids production at December 31, 1998.

   (ii) EXCHANGE RATES

        As a large portion of Gulf's sales are based on U.S. dollar pricing, Gulf sells U.S. dollars forward to reduce its foreign exchange risk. At December 31, 1998, Gulf had entered into the following U.S. dollar forward sale contracts and options:



SETTLEMENT YEAR  TOTAL CONTRACT AMOUNTS  CONTRACT RATE RANGE  AVERAGE RATE
--------------   ----------------------  -------------------  ------------
                                              $ US/Cdn $       $ US/Cdn $1
1999                    US $ 235             0.685-0.781          0.745
2000                         180             0.760-.0781          0.768
2001                         210             0.751-0.782          0.766

(b) SALES OF ACCOUNTS RECEIVABLE

    In November 1994 Gulf entered into an agreement giving it the right, on a continuing basis for extendible three-year terms, to sell certain accounts receivable to a third party to a maximum amount of $100 million. The amount sold at December 31, 1998, was $81 million (1997 -- $91 million). The agreement calls for purchase discounts, based on Canadian Bankers Acceptance rates, to be paid on an ongoing basis. Gulf has potential exposure to an immaterial amount of credit loss.

(c) OIL-INDEXED FINANCIAL INSTRUMENT

    A special purpose entity has $200 million 11 per cent public debentures issued and outstanding that mature on October 31, 2000, and assets consisting of a $200 million 5 per cent fixed plus variable rate oil indexed debenture maturing on October 31, 2000, and an interest rate swap agreement for the same amount and term of the debentures that converts the variable rate on the debenture into a 6 per cent fixed rate. These are not included in Gulf's statement of financial position because Gulf does not have the right and ability to obtain future economic benefits from the resources of the entity and is not exposed to the related risks, nor does Gulf have the continuing power to determine the strategic operating, investing and financing policies of the entity without the cooperation of others.

    Gulf has an interest rate conversion agreement to October 31, 2000, whereby Gulf pays to an intermediary the fixed rate of 6 per cent and is eligible to receive a variable rate ranging from nil to 16.8 per cent, depending on the average quarterly West Texas Intermediate oil price. In 1993 and 1992, Gulf recorded provisions totaling $67 million to recognize the present value of Gulf's exposure. The unamortized balance of the provision at December 31, 1998, is $24 million (1997 -- $33 million). Gulf paid out the fixed-rate obligation for the remaining life of the swap on January 6, 1999, at a cost of $24 million.

CARRYING AMOUNTS AND ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS:

                                                   ASSET (LIABILITY)
                                       -----------------------------------------
                                        DECEMBER 31, 1998     December 31, 1997
                                       -------------------   -------------------
                                       CARRYING     FAIR     Carrying     Fair
                                        AMOUNT      VALUE     Amount      Value
                                       --------     -----    --------    -------
Equity investments                         $ 18       $ 18       $ 49        $53
Commodity price contracts                     0          5          0         14
Long-term debt (Note 13)
  8.25% notes                              (344)      (319)      (321)      (346)
  8.35% notes                              (383)      (387)      (357)      (387)
  8.375% notes                             (305)      (304)         0          0
  9% debentures                            (192)      (199)      (179)      (186)
  9.25% debentures                         (459)      (479)      (428)      (450)
  9.625% debentures                        (307)      (324)      (286)      (310)
Foreign exchange contracts                    0       (121)         0        (56)
Oil-indexed rate conversion agreement       (24)       (24)       (33)       (31)
Other long-term obligation                  (28)       (34)       (28)       (35)
Interest rate swap contracts                  0          0          0        (30)

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and short-term investments, accounts receivable, bank credit facilities, accounts payable and long-term secured loans: Terms are such that their carrying amounts approximate fair values.

Equity investments: Fair value of market-traded securities is based on quoted market prices. Other investments are relatively insignificant, and their carrying amounts are assumed to approximate fair values.

Oil indexed rate conversion agreement: The fair value at December 31, 1998, is established by the agreement to settle the obligation. Fair value in prior periods was estimated using discounted cash flow analysis based on the applicable incremental swap rate. Income on the variable-rate portion of interest was estimated based on a forecast of the average quarterly price of West Texas Intermediate crude oil.

Other long-term obligation: Fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar borrowing arrangements.

Notes and debentures: Fair values are based on quoted market prices.

Commodity price and foreign exchange contracts: Fair values are estimated based on the present value of quoted market prices of comparable contracts. The differences between the fair values and carrying amounts are equal to the cumulative unrecognized gains or losses on these contracts. Commodity price contracts include those that may be settled by the delivery of product.

18. COMMITMENTS AND CONTINGENT LIABILITIES

Gulf has lease commitments relating to office buildings. The estimated annual minimum operating lease rental payments for the buildings, before deducting sublease income, will be $35 million in 1999, $35 million in 2000, $34 million in 2001, $33 million in 2002, $17 million in 2003, and $20 million in 2004 - 2007, the remaining term of the leases. Lease rentals payable in foreign currencies have been converted to Canadian dollars using December 31, 1998, rates.

As part of Gulf's upstream operations and as a result of certain discontinued downstream operations, Gulf has ongoing site restoration and remediation responsibilities. Site restoration costs within upstream operations involve the surface clean-up and reclamation of wellsites and field production facilities to ensure that they can be safely returned to appropriate alternative land uses. In addition, over the long term, certain plant facilities will require decommissioning, which will involve dismantling of facilities as well as the decontamination and reclamation of these lands. Total anticipated future costs (including plugging and abandoning of wells), given Gulf's current inventory of wells and facilities including Syncrude, is in the order of $602 million over the next twenty years. Gulf has accrued $162 million ($11 million as current) for future upstream site restoration costs and continues to accrue these costs on the basis described in the summary of significant accounting policies.

     Environmental liabilities relating to discontinued downstream operations generally involve the decontamination and/or remediation of formerly owned service stations, bulk fuel facilities and refinery sites. These future obligations are difficult to estimate as the number of sites that will need reclaiming, their degree of contamination, the cleanup standards, future regulatory requirements and other potentially responsible parties are all unknown. Gulf has accrued approximately $9 million ($3 million as current) for future downstream remediation costs. On the basis of current information it is not possible to reasonably estimate Gulf's total potential future liability for discontinued downstream operations.

     Gulf is involved in various litigation, regulatory and other environmental matters in the ordinary course of business. In management's opinion, an adverse resolution of these matters would not have a material impact on operations or financial position.

     In connection with the Corridor Block Gas Project, a local court has ruled against the Corridor Block PSC Partners concerning a property claim. The Corridor Block PSC Partners, including Pertamina, believe that the claim is without merit and have filed an appeal to reverse the lower court decision based on advice received from counsel.

19. YEAR 2000 ISSUE

The year 2000 (Y2K) issue is a result of computer programs tracking and storing dates represented by only two century digits (e.g., 98 rather than 1998) to define the applicable year. Without the century digits information technology
(IT) and non-IT systems that have time-sensitive software may recognize the date denoted by "00" as the year 1900 or some other date rather than the year 2000, which could result in miscalculations and systems failures. System failures resulting from the Y2K issue could adversely affect operations and financial results. Gulf's primary risk lies in its internal date-dependent systems, including computer hardware, software and field control devices. The Company is also exposed to third-party risk through its financial institutions, joint interest partners, public and private infrastructure services, including power, water, product transportation systems (pipelines, railcars and tankers), and telecommunications, and other vendors and customers whose systems may be affected by the Y2K issue.

     Gulf is devoting significant resources to the Y2K issue. The Company's goal is business continuity and sustained operations beyond December 31, 1999, without significant disruption or material financial impact resulting from the Y2K issue. Gulf has organized a worldwide task force, which reports regularly to the Audit Committee and the Board of Directors, to identify potential impacts and risks, make appropriate preparations and allocate resources.

     The Company believes that its greatest risk involves potential disruptions internationally where Gulf relies on vendors and customers who may fail to take adequate steps to address the Y2K issue. During 1999, the Company will continue to expand its efforts to ensure that its key business partners, vendors and customers are prepared for the year 2000, and to develop contingency plans to address any failures on their part to become Y2K compliant. Such failures could affect the operations of Gulf and its subsidiaries, either directly or indirectly, in a significant manner. Gulf cannot at present estimate either the likelihood or the potential cost of such failures.

20. PENSION PLANS

Defined benefit pensions at retirement are related to years of service and remuneration during the last years of employment. Funds are deposited with a trustee over periods permitted by regulatory authorities. These funds are invested primarily in publicly traded fixed-income and equity securities. Actuarial reports are prepared annually by independent actuaries for accounting and funding purposes.

     For the years 1996 to 1998, assumed future rates of return on assets (net of administrative expenses), discount rates used to estimate projected benefit obligations of the plan and long-term average salary and wage escalation rates were as follows:


Rates established at the beginning of the year                1998   1997   1996
                                                              -----  -----  -----
Assumed discount rate on liabilities and rate of return on
assets                                                        6.25%  7.75%  8.25%
Estimated wage and salary escalation rate (average)           3.00%  3.75%  4.50%
Estimated remaining service life (years)                        13     13     13

     At December 31, 1998, the assumed future rate of return on assets of the plan, net of administration expenses, was reduced to 5.75 per cent. Estimated projected benefit obligations of the plans were determined using a discount rate of 5.75 per cent and a long-term salary and wage escalation rate averaging 2.5 per cent.

The actuarial fair values of pension assets and benefit obligations are as follows:

                                                                                DECEMBER 31
                                                                                -----------
                                                                               1998     1997
                                                                               ----     ----
Market value of assets (a) (b)                                                 $303     $369
Projected benefit obligations                                                   333      388
Surplus (deficiency) of market value of assets over projected benefit
 obligations (a)                                                               $(30)    $(19)
                                                                               ====     ====

[FN]
(a)  Gulf uses the market value method of asset valuation.

(b) At December 31, 1998, the plan held 1,744,000 ordinary shares of Gulf valued at $7.8 million. Also, 1,000,000 Gulf ordinary stock warrants expired at December 31, 1998, at no value, previously valued at $4.4 million.

In December 1997, the Company started a program of annuitizing the plan's pension obligations with major life insurance companies. The program is being implemented on a phased basis and is anticipated to be completed over the next two years. The first phase, implemented in December 1997, involved annuity purchases settling pension obligations of $48 million, and the second phase, implemented in December 1998, settled pension obligations of $52 million. The amounts and timing of phases are at the Company's discretion and will depend on market conditions.

Both the rate of return on a portion of plan assets and the discount rate for plan obligations are related to market interest rates, and therefore both the value of assets and benefit obligations are affected by changes in such rates. At December 31, 1998, approximately 75 per cent of the plan's assets consisted of fixed-income securities with an average maturity of about 16 years, which approximates the term and interest rate exposure of the obligations.

In 1993, the Company's pension plan was amended to give Gulf's active Canadian employees the option to accrue future benefits under a defined contribution alternative. All new employees accrue future benefits on a defined contribution basis. At December 31, 1998, 93 per cent of employees were members within the defined contribution option.

The Company's pension expense for both the defined benefit and the defined contribution components of the plan was $6 million, $6 million and $8 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, deferred pension costs of $6 million ($53 million in 1997) were charged to earnings relating to the annuitization of the plan's pension obligations.

The Company also administers a defined benefit pension plan for employees of Clyde Petroleum plc. The market value of assets and projected benefit obligations of that plan were L.13 million and L.9 million, respectively, at December 31, 1998. Estimated projected benefit obligations of the plans were determined using a discount rate of 5.25 per cent and a long-term salary and wage escalation rate of 3.25 per cent.

Additionally, the Company has a 9.03% interest in the defined benefit pension plan of the Syncrude joint venture. Gulf's proportionate share of the market value of assets and projected benefit obligations of that plan were $58 million and $53 million, respectively, at December 31, 1998, ($53 million and $48 million, respectively, at December 31, 1997).

21.   RELATED PARTY TRANSACTIONS

Gulf holds all of the Preferred Shares of Athabasca Oil Sands Investments Inc. ("Athabasca"), entitling Gulf to elect two of the directors of Athabasca. Gulf also has agreements with Athabasca for the provision of administrative and marketing services. Revenue from such services was $2 million in 1998, $3 million in 1997 and $2 million in 1996.

Effective January 1, 1998, Gulf acquired a 50 per cent interest and joint control of Tidal Energy Marketing Inc. ("Tidal"). Gulf has an $11 million receivable from the other investor in Tidal as at December 31, 1998.

On December 18, 1998, Gulf acquired approximately 50 per cent interest and joint control of Gulf Midstream Services Partnership and GMS Facilities Ltd. (collectively "GMS"). GMS then paid Gulf $100 million subject to which Gulf has an obligation either to reinvest this amount in GMS by December 5, 2001, or to surrender an additional 19.7 per cent ownership interest to the unrelated investor in GMS. This obligation is classified in other long-term liabilities.

22. SEGMENT INFORMATION

                                                          NORTH AMERICA
                                 -----------------------------------------------
                                   Oil and Gas (a)               Syncrude
                                 ---------------------      --------------------
                                 1998     1997    1996      1998   1997    1996
                                 ----     ----    ----      ----   ----    -----
REVENUES (c)
GROSS OIL AND GAS REVENUES
Crude oil
   Unhedged                      $297    $ 437    $399      $139    $189    $194
   Hedging                         47      (19)    (56)        0       0       0
Natural gas liquids                86      128     125         0       0       0
Natural gas
   Unhedged                       268      277     280         0       0
   Hedging                          3       (4)    (13)        0       0       0
Sulphur                             1        0       5         0       0       0
                                -----    -----   -----     -----   -----   -----
                                  702      819     740       139     189     194
Less: Royalties                   (89)    (149)   (140)        0     (18)    (37)
                                -----    -----   -----     -----   -----   -----
Net oil and gas revenues          613      670     600       139     171     157
Other revenues                     30       24      20         1       1       1
                                -----    -----   -----     -----   -----   -----
                                  643      694     620       140     172     158
                                -----    -----   -----     -----   -----   -----
EXPENSES
Operating
   Production                    (222)    (205)   (179)      (95)    (94)    (93)
   Other                          (23)      (6)     (6)        0       0       0
Exploration                      (103)     (98)    (61)        0       0       0
Depreciation, depletion and
   amortization                  (286)    (295)   (235)      (17)    (16)    (19)
                                -----    -----   -----     -----   -----   -----
                                 (634)    (604)   (481)     (112)   (110)   (112)
                                -----    -----   -----     -----   -----   -----
                                $   9    $  90   $ 139     $  28   $  62   $  46
                                =====    =====   =====     =====   =====   =====


[FN]
(a) Included in the North America oil and gas segment is the following information pertaining to the United States

    (millions of dollars):                            1998    1997    1996
                                                      ----    ----    ----
    Net oil and gas revenues                          $  0    $  2    $  0
    Depreciation, depletion and amortization            (1)     (9)     (2)
    Net operating loss                                 (21)    (30)    (10)

[FN]
(b) Other North America includes frontiers, pipelines, contract drilling and other.

(c) Approximately $193 million of revenues was derived from sales to two customers in the year ended December 31, 1998, (1997 -- $309 million and 1996 -- $237 million).

    There were no intersegment transfers of product.

    Included in earnings (loss) from continuing operations are export sales of $168 million, $213 million and $315 million in 1998, 1997 and 1996, respectively.

                                             INTERNATIONAL
---------------------      --------------------------------------------------
       Other (b)                  Indonesia                     Other                           Total
---------------------      ----------------------      ----------------------       ----------------------------
1998    1997    1996        1998     1997    1996       1998     1997    1996         1998       1997      1996
----    ----    ----       -----    -----    ----      -----    -----    ----       -------    -------    ------



$  0    $  0    $  0       $ 133    $ 218   $ 139      $  94    $ 148    $  0       $   663    $   992    $  732
   0       0       0           0        0       0          8        1       0            55        (18)      (56)
   0       0       0           5        0       0          9       18       0           100        146       125

   0       0       0          12        0       0         95       98       0           375        375       280
   0       0       0           0        0       0          0        0       0             3         (4)      (13)
   0       0       0           0        0       0          0        0       0             1          0         5
----    ----    ----       -----    -----    ----      -----    -----    ----       -------    -------    ------
   0       0       0         150      218     139        206      265       0         1,197      1,491     1,073
   0       0       0         (26)     (58)    (40)       (10)     (12)      0          (125)      (237)     (217)
----    ----    ----       -----    -----    ----      -----    -----    ----       -------    -------    ------
   0       0       0         124      160      99        196      253       0         1,072      1,254       856
  80      43      19           0        0       0         14        8       0           125         76        40
----    ----    ----       -----    -----    ----      -----    -----    ----       -------    -------    ------
  80      43      19         124      160      99        210      261       0         1,197      1,330       896
----    ----    ----       -----    -----    ----      -----    -----    ----       -------    -------    ------


   0       0       0         (43)     (37)    (25)       (59)     (49)      0          (419)      (385)     (297)
 (67)    (11)     (9)          0        0       0          0        0       0           (90)       (17)      (15)
   0       0       0         (50)     (26)     (7)       (38)     (26)     (2)         (191)      (150)      (70)
  (1)     (5)     (6)        (65)     (55)    (29)      (110)    (133)      0          (479)      (504)     (289)
----    ----    ----       -----    -----    ----      -----    -----    ----       -------    -------    ------
 (68)    (16)    (15)       (158)    (118)    (61)      (207)    (208)     (2)       (1,179)    (1,056)     (671)
----    ----    ----       -----    -----    ----      -----    -----    ----       -------    -------    ------
$ 12    $ 27    $  4       $ (34)   $  42    $ 38      $   3    $  53    $ (2)           18        274       225
====    ====    ====       =====    =====    ====      =====    =====    ====

Net gain (loss) on asset disposals and reduction in carrying values of assets          (382)       342         5
Pension settlement and restructuring charges                                            (45)       (67)       (4)
General and administrative expenses                                                     (62)       (68)      (49)
Finance charges, net                                                                   (278)      (222)      (79)
Income tax (expense) recovery                                                           151        (59)      (59)
Minority interest                                                                        12          4         0
                                                                                    -------    -------    ------
Earnings (loss) from continuing operations                                             (586)       204        39
Discontinued operations                                                                  24          0        (2)
                                                                                    -------    -------    ------
Earnings (loss) for the year                                                          $(562)    $  204     $  37
                                                                                    =======    =======    ======

Identifiable assets
   Canada
      Oil & gas                                                                      $3,330    $ 3,906    $2,741
      Syncrude                                                                          338        300       281
   U.S.                                                                                  42         59        57
   Indonesia                                                                          1,178        936       393
   Other international                                                                  794      1,428         4
                                                                                    -------    -------    ------
                                                                                     $5,682    $ 6,629    $3,476
                                                                                    =======    =======    ======

Capital and exploration expenditures
   Canada
      Oil & gas                                                                     $   360    $   540   $   469
      Syncrude                                                                           43         32        19
   U.S.                                                                                  14         48        55
   Indonesia                                                                            284        366        78
   Other international                                                                  142        122         3
   Corporate & other                                                                      7         25        20
                                                                                    -------    -------    ------
                                                                                    $   850    $ 1,133    $  644
                                                                                    =======    =======    ======


23. UNITED STATES ACCOUNTING PRINCIPLES AND U.S. DOLLAR SUMMARY INFORMATION

If United States generally accepted accounting principles (U.S. GAAP) had been followed, the earnings (loss) and earnings (loss) per ordinary share would have been as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                 1998           1997         1996
                                                                ------         -----        ------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS, AS REPORTED          $(586)        $ 204           $39
Adjustments:
   New asset values (a1)                                          (266)          (92)          (58)
   Interest rate swap (b)                                           (9)           (9)           (8)
   Foreign exchange losses (c)                                     (67)          (67)           10
   Termination benefits (d)                                         12             7             0
   Post-retirement benefits (e)                                      1             1             1
   Asset impairments (f)(g)                                       (104)            0             0
   Income tax recovery                                             356            55            13
                                                                ------         -----        ------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS, AS ADJUSTED           (663)           99            (3)
Discontinued operations                                             24             0            (2)
                                                                ------         -----        ------
EARNINGS (LOSS) FOR THE YEAR, AS ADJUSTED                         (639)           99            (5)
Cumulative dividends on senior preference shares                   (31)          (23)          (29)
                                                                ------         -----        ------
EARNINGS (LOSS) AVAILABLE TO ORDINARY SHAREHOLDERS               $(670)        $  76          $(34)
                                                                ======         =====        ======

BASIC EARNINGS PER ORDINARY SHARE, AS ADJUSTED (DOLLARS)
Earnings (loss) from continuing operations                      $(1.99)        $0.26        $(0.14)
Earnings (loss)                                                 $(1.92)        $0.26        $(0.14)

STATEMENT OF COMPREHENSIVE INCOME

                                                                        YEAR ENDED DECEMBER 31
                                                                    -----------------------------
                                                                     1998       1997         1996
                                                                    -----       ----         ----
Earnings (loss), as adjusted                                        $(639)      $ 99          $(5)
Foreign currency translation adjustments                              127        (19)           3
   less: reclassifications related to sale of foreign entity          (21)         0            0
Unrealized holding loss on equity securities                          (19)         0            0
Minimum pension liability adjustments                                 (16)        (8)           0
Income tax recovery (see "Income taxes" below)                        (20)        (7)          (1)
                                                                    -----       ----          ---
Comprehensive income (loss)                                         $(588)      $ 65          $(3)
                                                                    =====       ====          ===

If U.S. GAAP had been followed, cash generated from continuing operations would have been as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                                  -------------------------
                                                                  1998      1997       1996
                                                                  ----      ----       ----
Cash generated from continuing operations, as reported            $371      $592       $440
Adjustments: Termination benefits (d)                               12         7          0
Cash generated from continuing operations, as adjusted            ----      ----       ----
                                                                  $383      $599       $440
                                                                  ====      ====       ====

The Consolidated Statements of Cash Flows presented under Canadian GAAP comply with International Accounting Standard 7, except as noted in (d) below and that the $702 million of equity issued in 1997 in connection with the acquisition of Stampeder would not have been reflected.

If U.S. GAAP were followed, amounts on the Consolidated Statements of Financial Position would be adjusted as follows:


                                                                  DECEMBER 31
                                                                ---------------
                                                                 1998      1997
                                                                -----     ------
ASSETS
Accounts receivable (b)                                         $  15     $    2
Current deferred income taxes (a2)                                 11          6
Investments, deferred charges and other assets (b)(c)(g)           (6)        61
Deferred income taxes (a2)                                          2          0
Property, plant and equipment (a1)(f)                             951      1,313
                                                                -----     ------
                                                                $ 973     $1,382
                                                                =====     ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of other long-term liabilities (b)              $ (24)    $  (12)
Current deferred income taxes (a2)                                  5          0
Other current liabilities (d)                                      (3)        (1)
Long-term debt (b)                                                200        200
Other long-term liabilities (b)(e)(h)                              66         39
Deferred income taxes                                           1,017      1,374
Share capital, ordinary shares (a1)                               (89)       (89)
Retained earnings (deficit)                                      (174)      (124)
Foreign currency translation adjustment (i)                       (69)         3
Accumulated other comprehensive income (i)                         44         (8)
                                                                -----     ------
                                                                $ 973     $1,382
                                                                =====     ======

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of Gulf, conform in all material respects with those in the United States except that:

(a) The financial statements would reflect the following effects of adopting Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

    1. SFAS 109 requires a restatement, to pre-tax amounts, of the new asset values reflected in the accounts in connection with the change of control in 1986 of Gulf Canada Limited and the acquisition of new subsidiaries. This restatement, along with differences between the tax bases and recorded amounts of other asset transfers, would result in property, plant and equipment (PP&E) and deferred income taxes both being $1,074 million higher than under Canadian GAAP at December 31, 1998, (1997 -- $1,313 million). These differences are amortized to earnings over the lives of the related assets. The application of previous accounting standards at the time of the change in control results in ordinary share capital being lower by $89 million (1997 -- $89 million).

    2. Measurement and presentation of deferred income taxes according to SFAS 109 would result in recording current and non-current deferred tax assets and liabilities, for a net increase in the deferred tax liability of $77 million at December 31, 1998, (1997 -- a net increase of $94 million).

(b) A special purpose entity has $200 million 11 per cent public debentures issued and outstanding that mature on October 31, 2000, and assets consisting of a $200 million oil-indexed debenture maturing on October 31, 2000 and an interest rate swap. These are not included in Gulf's statement of financial position, but under U.S. GAAP would have been included in long-term debt and investments and other assets, respectively. Amortization of a provision for losses on a related swap agreement of $9 million in 1998, $9 million in 1997 and $8 million in 1996 would not have been recorded under U.S. GAAP.

(c) Unrealized gains or losses arising on translation of long-term liabilities repayable in foreign funds would be included in earnings in the period in which they arise under U.S. GAAP. The balances of such deferred losses were $206 million at December 31, 1998, $139 million at December 31, 1997, and $72 million at December 31, 1996.

(d) Under U.S. GAAP a liability for non-contractual involuntary employee termination benefits is not incurred until their terms are communicated to the affected employees. Under Canadian GAAP, the liability is recorded when the company makes the termination decision. As such, under U.S. GAAP, the liability recorded prior to employees being notified is reversed and recognized in the year of notification.

(e) Under U.S. GAAP the costs of providing all forms of post-retirement benefits to employees are recognized over the active service life of the employees rather than as incurred. The accrued cost of such benefits other than pensions at December 31, 1998, is estimated to be $43 million using a discount rate of 6.0%. The difference between the net periodic service cost under U.S. GAAP and the cash basis amount under Canadian GAAP is $1 million for the year ended December 31, 1998, and $1 million for the year ended December 31, 1997.

(f) U.S. GAAP requires that impaired assets be written down to fair value, rather than undiscounted future cash flows from use. Accordingly, Gulf would have recognized an additional write-down of $123 million.

(g) Under U.S. GAAP an unrealized holding loss on equity securities of $19 million recognized in 1998 would be reported in other comprehensive income rather than earnings.

(h) Under U.S. GAAP, as at December 31, 1998, an additional minimum pension liability of $16 million must be accrued for the deficit between the market value of the Company's pension plan assets and its accumulated benefit obligations. The charge to equity is reflected in other comprehensive income.

(i) For U.S. GAAP the Company has adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of certain components of changes in equity that arise from non-owner sources. The 1997 statement of financial position has been restated to reflect the new presentation.

SUMMARY FINANCIAL INFORMATION IN U.S. DOLLARS

The following information is based on U.S. GAAP and translated from Canadian into U.S. dollars at the average exchange rates for each of the years presented.


                                                                     YEAR ENDED DECEMBER 31
                                                            ---------------------------------------
                                                              1998           1997            1996
                                                            --------       --------        --------
Net revenue from continuing operations                      US$  802       US$1,211        US$  664
Cash generated from continuing operations                        257            433             321
Earnings (loss) from continuing operations                      (444)            72              (2)
Earnings (loss)                                                 (428)            72              (4)
Per ordinary share: (dollars)
Earnings (loss) from continuing operations                  US$(1.33)      US$ 0.19        US$(0.09)
Earnings (loss)                                                (1.29)          0.19           (0.10)

Average exchange rate (Cdn$1)                                   0.67           0.72            0.73

INTEREST AND INCOME TAXES PAID

                                                                   YEAR ENDED DECEMBER 31
                                                                   ----------------------
                                                                   1998     1997     1996
                                                                   ----     ----     ----
Cash interest expense paid (net of amounts capitalized)            $213     $225     $133
Cash income taxes paid (net of tax refunds received)                 24       11       39

INCOME TAXES

COMPONENTS OF DEFERRED INCOME TAXES: The net deferred tax liability (current and non-current) comprises:


                                                                    December 31
                                                                -------------------
                                                                  1998        1997
                                                                -------     -------
DEFERRED TAX LIABILITIES
Additional values assigned to assets in connection with
   prior changes of control                                    $(1,052)    $(1,414)
Other differences between tax bases and reported amounts
   of depreciable assets                                          (179)       (400)

Differences between tax bases and reported amounts of
financial instruments                                               (16)        (17)

Other taxable temporary differences                                 (41)        (26)
                                                                -------     -------
                                                                $(1,288)    $(1,857)
                                                                =======     =======

                                                                    DECEMBER 31
                                                                ------------------
                                                                 1998         1997
                                                                -------      ------
DEFERRED TAX ASSETS
Tax credit carry forwards (a)                                   $    39        $ 39
Capital loss carried forward                                         35          23
Foreign currency translation losses tax-deductible upon
   realization                                                       90          60
Provisions for site restoration and environmental costs              27          27
Provincial royalty rebates                                           37          37
Post-retirement benefits liability                                   19          20
Other deductible temporary differences                               41          23
                                                                -------      ------
                                                                    288         229
                                                                -------      ------
Valuation allowance                                                 (69)        (41)
                                                                -------      ------
Net deferred tax liability (Total includes previous page)       $(1,069)    $(1,669)
                                                                =======     =======

(a) The expiration dates of tax credit carry forwards as at December 31, 1998 are:

Expiration dates               1999     2002     2003     2004     2005
                               ----     ----     ----     ----     ----
Amounts (millions of dollars)    9        1        1        1        1

The Company will utilize $26 million of tax credit carry forwards in the 1997-98 tax returns.

COMPONENTS OF INCOME TAX EXPENSE (RECOVERY): Income tax expense (recovery) attributable to continuing operations comprises:

                                                    YEAR ENDED DECEMBER 31
                                                 ----------------------------
                                                  1998       1997        1996
                                                 -----       ----       -----
Current tax expense                              $  20        $ 42       $18
Deferred tax expense (recovery)                   (528)        (38)       28
                                                 -----        ----       ---
Income tax expense (recovery) attributable
   to continuing operations                      $(508)       $  4       $46
                                                 =====        ====       ===

Income tax expense (benefit) attributable to other comprehensive income is related to the following components:

                                                       YEAR ENDED DECEMBER 31
                                                    ----------------------------
                                                     1998       1997        1996
                                                    -----       ----       -----
Foreign currency translation adjustments             $34         $10         $1
Unrealized holding loss on equity securities          (7)          0          0
Minimum pension liability adjustments                 (7)         (3)         0
                                                     ---         ---         --
Income tax expense (recovery) attributable to
   continuing operations                            $20         $ 7         $1
                                                     ===         ===         ==

For the year ended December 31, 1998, there was a $62 million reduction in the deferred tax liability related to the disposal of a subsidiary.

STOCK-BASED COMPENSATION PLANS

Pro forma disclosures of earnings and earnings per share are presented below as if the Company had adopted the cost recognition requirements under SFAS No. 123, Accounting for Stock Based Compensation. The compensation expense for the stock-based compensation was $33 million for 1998, $25 million for 1997 and $8 million for 1996. Pro forma disclosures are not likely to be representative of the effects on reported earnings for future years.











                                               YEAR ENDED DECEMBER 31
                                            ----------------------------
                                              1998       1997       1996
                                              ----       ----       ----
Earnings (loss)            As reported      $ (639)     $  99     $   (5)
                           Pro forma          (606)        74        (13)
Earnings (loss) per share  As reported      $(1.92)     $0.26     $(0.14)
                           Pro forma         (2.02)      0.18     (0.16)

The Company has a fixed-option plan. Pursuant to the terms of the Incentive Stock Option Plan (1994), the Company may grant options to its employees for up to 21 million shares of common stock. Options outstanding are granted at prices equal to the market value of the stock on the date of grant, and an option's maximum term is 10 years. Options are granted during the year, and they vest from one to three years after issue.

The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 42 per cent; risk-free interest rate of 5 per cent; no payment of common share dividends; and expected life of
4.07 years.

PENSION PLANS

                                                                    YEAR ENDED
                                                                    DECEMBER 31
                                                                   -------------
                                                                   1998     1997
                                                                   ----     ----
CHANGE IN BENEFIT OBLIGATIONS
Projected benefit obligations at beginning of period              $ 383    $ 445
Current service cost                                                  1        1
Interest costs                                                       23       31
Benefits paid                                                       (42)     (49)
Transfer to another company's pension plan                            0      (27)
Plan amendments                                                       0        3
Settlement of benefits (i.e. annuitization)                         (51)     (43)
Actuarial loss                                                       11       22
                                                                  -----    -----
Projected benefit obligations at end of period                    $ 325    $ 383
                                                                  =====    =====
CHANGE IN ASSETS
Market value of assets at beginning of period                     $ 369    $ 441
Actual return on plan assets                                         19       53
Company contributions                                                 9        1
Benefits paid                                                       (42)     (49)
Transfer to another company's pension plan                            0      (29)
Settlement of benefits (i.e. annuitization)                         (52)     (48)
                                                                  -----    -----
Market value of assets at end of period                           $ 303    $ 369
                                                                  =====    =====

DEFERRED PENSION COST
Accumulated benefit obligations                                   $ 319    $ 376
Effect of future salary and wage increases                            6        7
                                                                  -----    -----
Projected benefit obligations (a)                                   325      383
Market value of assets                                              303      369
                                                                  -----    -----
Excess (deficiency) of pension plan assets over projected
  benefit obligations                                               (22)     (14)
Unrecognized net losses                                              22       14
                                                                  -----    -----
Deferred pension cost                                             $   0    $   0
                                                                  =====    =====

THE AMOUNT CONTAINED IN THE STATEMENT OF FINANCIAL POSITION
  CONSISTS OF THE FOLLOWING
Deferred pension cost                                             $   0    $   0
Additional minimum liability                                        (16)      (8)
Accumulated other comprehensive income                               16        8
                                                                  -----    -----
Recognized amount                                                 $   0    $   0
                                                                  =====    =====

                                                         1998      1997     1996
                                                         ----      ----     ----
PENSION EXPENSE
Current service cost                                     $  3      $  3     $  3
Interest costs on projected benefit obligations            23        32       36
Estimated return on assets                                (22)      (32)     (35)
Other, net                                                  7(b)     56        4
                                                         ----      ----     ----
Pension expense                                          $ 11      $ 59     $  8
                                                         ====      ====     ====

[FN]
(a) The prescribed year-end settlement rate for discounting purposes was 6.0% in 1998 (6.4% in 1997 and 7.5% in 1996).The assumptions for rate of return on assets, and wage and salary escalation were the same as those used for Canadian GAAP purposes.

(b) Includes $6 million of settlement costs related to the 1998 annuity purchase, which settled a portion of the retiree pension obligation.

POST RETIREMENT BENEFITS OTHER THAN PENSIONS

The company is obligated to provide post-retirement benefits other than pensions to all regular employees who have retired on or before April 1, 1996. The cost of this plan is funded annually out of general revenues and includes such benefits as life insurance, dental coverage, supplementary health benefits and the subsidy of certain provincial health care premiums.


                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                 -------------
                                                                 1998     1997
                                                                 ----     ----
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of period                       $ 54     $ 50
Interest costs                                                      3        4
Benefits paid                                                      (5)      (5)
Actuarial loss                                                      2        5
                                                                 ----     ----
Benefit obligations at end of period                             $ 54     $ 54
                                                                 ====     ====

DEFERRED BENEFIT COST
Benefit obligations (a)                                          $ 54     $ 54
Market value of assets                                              0        0
                                                                 ----     ----
Excess (deficiency) of pension plan assets over projected
  benefit obligations                                             (54)     (54)
Unrecognized net losses                                            11       10
                                                                 ----     ----
Deferred benefit cost                                            $(43)    $(44)
                                                                 ====     ====


                                                        1998     1997      1996
                                                        ----     ----      ----
NET PERIODIC COST
Interest costs on projected benefit obligations          $ 3      $ 3       $ 4
Other, net                                                 1        1         0
                                                        ----     ----      ----
Net periodic cost                                        $ 4      $ 4       $ 4
                                                        ====     ====      ====

[FN]
(a) The health care cost trend rate is estimated to decrease from 8.5% in 1998 to 6.5% for the years 2002 and thereafter. The discount rates used to value post-retirement benefits other than pensions are the same as those used to value Gulf's pension obligations.

A 1% charge in the assumed health care cost trend rate would have the following effects on 1998 service and interest cost, and the benefit obligation at December 31, 1998:


                                               1% INCREASE         1% DECREASE
                                               -----------         -----------
Effect on service and interest components
  of net periodic cost                             $ 0                 $ 0
Effect on benefit obligation                         2                  (2)

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Canadian GAAP financial statements do not include the assets and liabilities of a special purpose entity. The carrying amount and fair value of these financial instruments are as follows:

                                              ASSET (LIABILITY)
                                   ----------------------------------------
                                   DECEMBER 31, 1998      December 31, 1997
                                   -----------------      -----------------
                                   CARRYING     FAIR      CARRYING     FAIR
                                    AMOUNT     VALUE       AMOUNT     VALUE
                                   --------    -----      --------    -----
Oil-indexed debenture and
  related swap                        $ 200     $219         $ 200    $ 229
11% debentures                         (200)     219          (200)    (229)

The following methods and assumptions were used in estimating the fair values of these financial instruments:

Oil-indexed debenture: Fair values are estimated using discounted cash flow analysis based on the applicable current incremental borrowing rate. Income on the variable-rate portion of interest is estimated based on a forecast of the average quarterly price of West Texas Intermediate crude oil.

11 per cent debentures: Fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar borrowing arrangements.

Interest rate swap: Fair values are estimated based on quoted market prices of comparable contracts.


FOREIGN CURRENCY TRANSACTIONS

The aggregate foreign currency transaction loss included in net income for the year ended December 31, 1998, is $164 million (1997 -- $75 million; 1996 -- $5 million).

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                        DECEMBER 31
                                                       -------------
                                                       1998     1997
                                                       ----     ----
Foreign currency translation adjustments               $ 69      $(3)
Unrealized holding loss on equity securities            (12)       0
Minimum pension liability adjustments                   (13)      (5)
                                                       ----     ----
                                                       $ 44      $(8)
                                                       ====     =====

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. Adoption of this standard is required in the first quarter of 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of risk exposure. Gulf is currently reviewing the expected impact of SFAS 133, which will depend on the derivatives outstanding when it is adopted and is not expected to be significant.

24.  RECLASSIFICATIONS

To conform with the presentation adopted in 1998, certain amounts have been reclassified in 1997 and 1996 as follows:

                                                   YEAR ENDED
                                                   DECEMBER 31
                                                  -------------
                                                  1997     1996
                                                  ----     ----
REVENUES
  Other                                           $ (5)    $ (8)
EXPENSES
Operating
  Production                                       (14)     (12)
  Other                                              5        4
General and administration                           4        0
                                                  ----     ----
EARNINGS (LOSS) FOR THE YEAR                      $  0     $  0
                                                  ====     ====

SUPPLEMENTAL INFORMATION
FIVE-YEAR FINANCIAL SUMMARY

                                                                          YEAR ENDED DECEMBER 31
                                                    ----------------------------------------------------------------
(millions of dollars, except per share amounts)       1998           1997            1996           1995        1994
                                                    ------         ------          ------         ------      ------
STATEMENTS OF EARNINGS (LOSS)
Revenues
  Net oil and natural gas                           $1,072         $1,254          $  856         $  661      $   654
  Gain on Gulf Indonesia Resources Limited
    share offering                                       0            417               0              0            0
  Other                                                125             76              40             45           48
                                                    ------         ------          ------         ------      -------
                                                    $1,197         $1,747          $  896         $  706      $   702
                                                    ======         ======          ======         ======      =======
  Earnings (loss):
    From continuing operations                      $ (586)        $  204          $   39         $  (28)     $  (191)
    Total                                           $ (562)        $  204          $   37         $  (28)     $  (197)

  Earnings (loss) per ordinary share:
    From continuing operations                      $(1.77)        $ 0.62          $ 0.04         $(0.32)     $ (1.36)
    Total                                           $(1.70)        $ 0.62          $ 0.03         $(0.32)     $ (1.39)

  Dividends declared:
    Per ordinary share                                 NIL            NIL             NIL            NIL          NIL
    Per Series 1 preference share(1)                $ 0.27         $ 0.58          $ 0.36         $ 0.32          NIL

STATEMENTS OF CASH FLOWS
Operating activities
  Cash generated from continuing operations         $  371         $  592          $  440         $  292      $   232
  Other operating activities, net                      (18)            29             (68)           (17)          47
                                                    ------         ------          ------         ------       ------
                                                       353            621             372            275          279

  Investing activities                                 219         (1,936)           (743)          (635)        (164)
  Dividends (1)                                        (31)           (69)            (42)           (35)           0
  Financing activities                                (380)         1,519             452            (87)        (304)
                                                    ------         ------          ------         ------       ------
  Increase (decrease) in cash                       $  161         $  135          $   39         $ (482)      $ (189)
                                                    ======         ======          ======         ======       ======

                                                                            AS AT DECEMBER 31
                                                    -----------------------------------------------------------------
                                                      1998           1997            1996           1995         1994
                                                    ------         ------          ------         ------       ------
STATEMENTS OF FINANCIAL POSITION
Total assets                                        $5,682         $6,629          $3,476         $2,877       $2,876
Current liabilities                                   (789)          (666)           (620)          (306)       (314)
                                                    ------         ------          ------         ------       ------
Capital employed                                     4,893          5,963           2,856          2,571        2,562
Long-term debt                                       2,331          2,785           1,198          1,104        1,372
Other long-term liabilities                            336            201            140             153          116
Deferred income taxes                                   60            307            148              91           73
Minority interest                                      178            220              0               0            0
                                                    ------         ------          ------         ------       ------
Shareholders' equity(2)                             $1,988         $2,450         $1,370          $1,223       $1,001
                                                    ======         ======          ======         ======       ======

[FN]
(1) 1997 includes payment of regular and special dividends on preference shares.

(2) Includes Series 1 preference shares of $428 million and Series 2 preference shares of $149 million in each of 1994 through 1998.

(3) Certain of the financial data for years prior to 1998 have been reclassified to conform with the presentation adopted for 1998.

SUPPLEMENTAL INFORMATION
FIVE-YEAR OPERATING SUMMARY

                                                    1998           1997         1996        1995        1994
                                                 -----------   -----------   ---------   ---------   ---------
VOLUMES SOLD(1)                                   GROSS/NET     GROSS/NET    GROSS/NET   GROSS/NET   GROSS/NET
                                                 -----------   -----------   ---------   ---------   ---------
CRUDE OIL AND NATURAL GAS LIQUIDS
(thousands of barrels per day)
North America
   Conventional light crude oil                  35.8/ 30.5     43.0/ 35.3   39.0/31.4   34.3/28.4   36.3/30.1
   Conventional heavy crude oil                  17.0/ 15.4      5.4/  4.7    0.0/ 0.0    0.0/ 0.0    0.0/ 0.0
   Syncrude oil                                  18.9/ 18.9     18.6/ 16.9   18.2/15.0   18.1/16.4   17.3/16.4
   Condensate                                     5.6/  4.1      5.7/  4.0    5.6/ 4.6    4.1/ 3.6    3.2/ 2.6
   Other natural gas liquids                     11.0/  8.7     10.7/  9.1   10.5/ 8.6    8.3/ 7.0    8.9/ 7.5
                                                -----------    -----------   ---------   ---------   ---------
                                                 88.3/ 77.6     83.4/ 70.0   73.3/59.6   64.8/55.4   65.7/56.6
                                                -----------    -----------   ---------   ---------   ---------
International
   Indonesia                                     20.5/ 16.9     22.5/ 16.6   13.9/10.3   13.8/10.3   14.4/10.8
   North Sea -- UK                                7.2/  6.8     17.0/ 16.2    0.0/ 0.0    0.0/ 0.0    0.0/ 0.0
   Other                                          8.7/  8.1      2.0/  1.7    0.0/ 0.0    0.0/ 0.0    0.0/ 0.0
                                                -----------    -----------   ---------   ---------   ---------
                                                 36.4/ 31.8     41.5/ 34.5   13.9/10.3   13.8/10.3   14.4/10.8
                                                -----------    -----------   ---------   ---------   ---------
Total liquids                                   124.7/109.4    124.9/104.5   87.2/69.9   78.6/65.7   80.1/67.4
                                                ===========    ===========   =========   =========   =========
NATURAL GAS
(millions of cubic feet per day)
North America                                    369 /311       413 /351     441 /371    315 /271    265 /212
Indonesia                                         20 / 19         0 /  0       0 /  0      0 /  0      0 /  0
North Sea -- Netherlands                          63 / 61        62 / 61       0 /  0      0 /  0      0 /  0
Other international                               24 / 23        22 / 21       0 /  0      0 /  0      0 /  0
                                                -----------    -----------   ---------   ---------   ---------
Total natural gas                                476 /414       497 /433     441 /371    315 /271    265 /212
                                                ===========    ===========   =========   =========   =========
GROSS AVERAGE PRICES
CRUDE OIL AND NATURAL GAS LIQUIDS
(dollars per barrel)
North America
   Conventional light crude oil                    18.30          26.13        27.92       22.66       20.45
   Conventional heavy crude oil                     9.31          13.71           --          --          --
   Syncrude oil                                    20.20          27.84        29.22       23.85       21.80
   Condensate                                      20.22          28.65        27.58       20.46       18.33
   Other natural gas liquids                       10.97          17.56        18.01       13.39       13.28

International
   Indonesia                                       18.48          26.55        27.34       23.60       21.62
   United Kingdom                                  17.96          23.59           --          --          --
   Other international                             17.71          27.16           --          --          --

Average
   Unhedged                                        16.77          24.98        26.88       22.01       20.06
   Hedged                                          17.98          24.58        25.13       21.58       20.05
NATURAL GAS (dollars per thousand cubic feet)
North America
   Unhedged                                         1.98           1.84         1.73        1.28        2.00
   Hedged                                           2.01           1.82         1.65        1.53        2.08

International                                       2.76           3.16           --          --          --

Average
   Unhedged                                         2.16           2.06         1.73        1.28        2.00
   Hedged                                           2.18           2.04         1.65        1.53        2.08

AVERAGE EXCHANGE RATES (CDN$1)                   US$0.67        US$0.72      US$0.73     US$0.73     US$0.73

[FN]
(1) "Gross" sales include royalties; "net" sales are after royalties. Volumes are adjusted for:

         NGL and gas reinjection requirements (mboe/d)   3.4            4.2          4.2         5.6         7.3
         inventory drawdown/(build up) (mboe/d)          0.9            0           (0.4)        0.2         0.7

SUPPLEMENTAL INFORMATION
QUARTERLY SUMMARIES


(unaudited)                                                1998
                                             -----------------------------
                                                 1       2       3       4
                                             -----   -----   -----   -----
FINANCIAL (millions of dollars)
Net revenue from continuing operations         318     294     283     302
Earnings (loss) from continuing operations     (47)    (55)   (358)   (126)
   Per ordinary share (dollars)              (0.16)  (0.18)  (1.05)  (0.38)
Earnings (loss)                                (47)    (55)   (334)   (126)
   Per ordinary share (dollars)              (0.16)  (0.18)  (0.98)  (0.38)
Cash generated from operations                 105      83      96      87
   Per ordinary share (dollars)               0.28    0.22    0.26    0.22

MARKET VALUE PER SHARE
   Toronto Stock Exchange
   Ordinary
      High                                    9.80    8.40    7.15    6.20
      Low                                     7.05    6.30    4.35    3.57
      Close                                   8.25    7.20    6.20    4.48
   Preference (Series 1)
      High                                    4.20    4.15    4.05    2.90
      Low                                     4.04    3.95    2.40    2.20
      Close                                   4.11    4.00    2.91    2.48
   New York Stock Exchange (U.S.$)
   Ordinary
      High                                   7.000   5.813   4.875   4.063
      Low                                    4.938   4.250   2.875   2.125
      Close                                  5.750   5.000   4.125   2.938
   Preference (Series 1)
      High                                   3.000   2.938   2.813   2.000
      Low                                    2.750   2.625   1.563   1.438
      Close                                  2.813   2.688   2.000   1.563

DIVIDENDS (1)
Dividends declared (millions of dollars)(2)
   Ordinary                                      0       0       0       0
   Preference (Series 1)                         5       6       6       6
   Preference (Series 2)                         2       2       2       2
   Special dividends                             0       0       0       0
Dividends declared per share (dollars) (2)
   Ordinary                                      0       0       0       0
   Preference (Series 1)                      0.06    0.07    0.07    0.07
   Special dividends (Series 1)                  0       0       0       0

[FN]
(1) Ordinary share dividends were discontinued in 1992. Preference share dividends, suspended in 1993, were reinstated in February 1995. By November 1997, all dividend arrears had been paid off.

(2) Dividends paid on shares owned by non-residents of Canada are generally subject to 25 per cent withholding tax. However, for recipients to whom the existing tax treaty between the United States and Canada is applicable, the rate is 15 per cent.

SUPPLEMENTAL INFORMATION
QUARTERLY SUMMARIES

(unaudited)                                                  1997
                                             ------------------------------------
                                                  1         2         3         4
                                             ------------------------------------
FINANCIAL (millions of dollars)
Net revenue from continuing operations          281       302       756       408
Earnings (loss) from continuing operations       12       (10)      202         0
  Per ordinary share (dollars)                 0.02     (0.06)     0.67     (0.01)
Earnings (loss)                                  12       (10)      202         0
  Per ordinary share (dollars)                 0.02     (0.06)     0.67     (0.01)
Cash generated from operations                  140       106       155       191
  Per ordinary share (dollars)                 0.51      0.38      0.51      0.56

MARKET VALUE PER SHARE
  Toronto Stock Exchange
  Ordinary
    High                                      11.90     13.05     13.25     12.90
    Low                                        9.50      9.40      9.95      9.25
    Close                                     10.25     11.30     12.55     10.00
  Preference (Series 1)
    High                                       4.46      4.30      4.29     4.76
    Low                                        4.16      3.99      4.20     4.05
    Close                                      4.19      4.30      4.29     4.19
  New York Stock Exchange (U.S.$)
  Ordinary
    High                                      9.000     9.125     9.563    9.375
    Low                                       6.875     6.625     7.125    6.250
    Close                                     7.375     8.312     9.125    7.000
  Preference (Series 1)
    High                                      3.250     3.125     3.125    3.500
    Low                                       2.875     2.750     3.000    2.688
    Close                                     3.000     3.000     3.063    2.875

DIVIDENDS (1)
Dividends declared (millions of dollars)(2)
  Ordinary                                        0         0         0        0
  Preference (Series 1)                           4         4         4        5
  Preference (Series 2)                           2         1         1        2
  Special dividends                               3         4         3       35
Dividends declared per share (dollars)(2)
  Ordinary                                        0         0         0        0
  Preference (Series 1)                        0.05      0.05      0.05     0.05
  Special dividends (Series 1)                 0.03      0.03      0.03     0.29

[FN]
(1) Ordinary share dividends were discontinued in 1992. Preference share dividends, suspended in 1993, were reinstated in February 1995. By November 1997, all dividend arrears had been paid off.

(2) Dividends paid on shares owned by non-residents of Canada are generally subject to 25 per cent withholding tax. However, for recipients to whom the existing tax treaty between the United States and Canada is applicable, the rate is 15 per cent.

SUPPLEMENTAL INFORMATION
LAND INVENTORY

                                           1998        1997        1996         1995        1994
                                        ---------   ----------  ----------   ---------   ---------
                                        GROSS/NET    Gross/Net   Gross/Net   Gross/Net   Gross/Net
                                        ---------   ----------  ----------   ---------   ---------
(millions of acres)
Western Canada
   Alberta                               4.0/ 2.8    4.6/ 3.3     5.0/ 3.5    3.7/ 2.6    2.1/ 1.5
   British Columbia                      0.3/ 0.1    0.3/ 0.1     0.5/ 0.3    0.4/ 0.2    0.2/ 0.2
   Saskatchewan                          0.1/ 0.1    0.1/ 0.1     0.0/ 0.0    0.0/ 0.0    0.0/ 0.0
   Manitoba                              0.0/ 0.0    0.1/ 0.1     0.0/ 0.0    0.0/ 0.0    0.0/ 0.0
Heavy Oil (Alberta and Saskatchewan)*    1.6/ 1.1    2.0/ 1.3     0.4/ 0.2    0.5/ 0.2    0.6/ 0.2
                                        ---------   ---------    ---------   ---------   ---------
Total Western Canada                     6.0/ 4.1    7.1/ 4.9     5.9/ 4.0    4.6/ 3.0    2.9/ 1.9
                                        ---------   ---------    ---------   ---------   ---------
Frontiers
   Beaufort Sea                          0.4/ 0.1    0.5/ 0.1     0.5/ 0.1    0.5/ 0.1    0.5/ 0.1
   Yukon and N.W.T.                      0.1/ 0.0    0.0/ 0.0     0.5/ 0.3    0.5/ 0.3    0.5/ 0.3
   Mackenzie Delta                       0.6/ 0.2    0.6/ 0.2     0.1/ 0.1    0.1/ 0.1    0.1/ 0.1
   Arctic Islands                        0.4/ 0.1    0.4/ 0.1     0.4/ 0.1    0.4/ 0.1    0.4/ 0.1
                                        ---------   ---------    ---------   ---------   ---------
Total Northern Canada                    1.5/ 0.4    1.5/ 0.4     1.5/ 0.6    1.5/ 0.6    1.5/ 0.6
                                        ---------   ---------    ---------   ---------   ---------

East Coast                               5.5/ 5.4    5.0/ 4.6     4.9/ 4.6    4.9/ 4.6    5.0/ 4.6
                                        ---------   ---------    ---------   ---------   ---------
Total Eastern Canada                     5.5/ 5.4    5.0/ 4.6     4.9/ 4.6    4.9/ 4.6    5.0/ 4.6
                                        ---------   ---------    ---------   ---------   ---------
International
   United States                         1.1/ 0.8    1.5/ 0.9     0.6/ 0.4    0.4/ 0.2    0.0/ 0.0
   Netherlands                           2.4/ 0.6    2.3/ 0.4     0.0/ 0.0    0.0/ 0.0    0.0/ 0.0
   Indonesia                            15.9/ 8.9   16.4/ 8.7     4.7/ 2.6    5.0/ 3.2    5.4/ 3.6
   Australia                            22.9/ 2.4   30.6/ 2.0     0.3/ 0.1    1.3/ 0.3    1.3/ 0.3
   Mongolia                             16.0/12.0    0.0/ 0.0     0.0/ 0.0    0.0/ 0.0    0.0/ 0.0
   Other                                 3.2/ 1.0    7.0/ 2.3     1.0/ 0.4    0.6/ 0.1    1.2/ 0.2
                                        ---------   ---------    ---------   ---------   ---------
Total International                     61.5/25.7   57.8/14.3     6.6/ 3.5    7.3/ 3.8    7.9/ 4.1
                                        ---------   ---------    ---------   ---------   ---------
TOTAL LAND INVENTORY                    74.5/35.6   71.4/24.2    18.9/12.7   18.3/12.0   17.3/11.2
                                        =========   =========    =========   =========   =========

[FN]
* Includes oil sand leases and other designated heavy oil properties in Alberta and Saskatchewan.

  "Gross" refers to land or wells in which Gulf owns an interest; "net" is the sum of the fractional interests owned by Gulf in gross lands or wells.

SUPPLEMENTAL INFORMATION
WELLS DRILLED

                                       1998            1997          1996            1995             1994
                                   -----------     -----------    -----------     -----------     -----------
                                   GROSS / NET     Gross / Net    Gross / Net     Gross / Net     Gross / Net
                                   -----------     -----------    -----------     -----------     -----------
Western Canada
  Exploratory wells:  Oil            20 /  11        45 /  39       44 /  40        37 /  29        28 /  21
                      Gas            67 /  34        55 /  42       44 /  35        75 /  47        35 /  18
                      Dry            45 /  26        77 /  65       52 /  42        59 /  34        33 /  14
                                    ---------       ---------      ---------       ---------       ---------
                                    132 /  71       177 / 146      140 / 117       171 / 110        96 /  53
                                    ---------       ---------      ---------       ---------       ---------
  Development wells:  Oil            50 /  32       166 / 133       91 /  61        80 /  54        47 /  22
                      Gas           115 /  98       247 / 233      146 /  76       104 /  69        52 /  24
                      Dry            20 /  10        50 /  30       55 /  39        47 /  32        28 /  13
                                    ---------       ---------      ---------       ---------       ---------
                                    185 / 140       463 / 396      292 / 176       231 / 155       127 /  59
                                    ---------       ---------      ---------       ---------       ---------
United States
  Exploratory wells:  Oil             0 /   0         2 /   1        4 /   3         1 /   1         0 /   0
                      Gas             0 /   0         0 /   0        0 /   0         0 /   0         0 /   0
                      Dry             2 /   2        11 /   8       16 /   9         0 /   0         0 /   0
                                    ---------       ---------      ---------       ---------       ---------
                                      2 /   2        13 /   9       20 /  12         1 /   1         0 /   0
                                    ---------       ---------      ---------       ---------       ---------
Indonesia
  Exploratory wells:  Oil             4 /   2         4 /   3        1 /   1         0 /   0         0 /   0
                      Gas            10 /   6         3 /   1        2 /   1         0 /   0         6 /   3
                      Dry            10 /   5         5 /   4        2 /   1         2 /   1         3 /   2
                                    ---------       ---------      ---------       ---------       ---------
                                     24 /  13        12 /   8        5 /   3         2 /   1         9 /   5
                                    ---------       ---------      ---------       ---------       ---------
  Development wells:  Oil            18 /  10        28 /  13       12 /   6         9 /   4         6 /   2
                      Gas             6 /   3         2 /   1        0 /   0         0 /   0         0 /   0
                      Dry             0 /   0         1 /   0        2 /   1         1 /   1         1 /   1
                                    ---------       ---------      ---------       ---------       ---------
                                     24 /  13        31 /  14       14 /   7        10 /   5         7 /   3
                                    ---------       ---------      ---------       ---------       ---------
North Sea
  Exploratory wells:  Oil             0 /   0         2 /   1        0 /   0         0 /   0         0 /   0
                      Gas             0 /   0         2 /   0        0 /   0         0 /   0         0 /   0
                      Dry             1 /   0         4 /   1        0 /   0         0 /   0         0 /   0
                                    ---------       ---------      ---------       ---------       ---------
                                      1 /   0         8 /   2        0 /   0         0 /   0         0 /   0
                                    ---------       ---------      ---------       ---------       ---------
  Development wells:  Oil             4 /   1        12 /   1        0 /   0         0 /   0         0 /   0
                      Gas             1 /   0         7 /   1        0 /   0         0 /   0         0 /   0
                      Dry             0 /   0         0 /   0        0 /   0         0 /   0         0 /   0
                                    ---------       ---------      ---------       ---------       ---------
                                      5 /   1        19 /   2        0 /   0         0 /   0         0 /   0
                                    ---------       ---------      ---------       ---------       ---------
Other International
  Exploratory wells:  Oil             3 /   2         4 /   0        0 /   0         0 /   0         0 /   0
                      Gas            20 /   2        33 /   2        0 /   0         0 /   0         0 /   0
                      Dry            23 /   3        29 /   1        0 /   0         0 /   0         2 /   1
                                    ---------       ---------      ---------       ---------       ---------
                                     46 /   7        66 /   3        0 /   0         0 /   0         2 /   1
                                    ---------       ---------      ---------       ---------       ---------
  Development wells:  Oil             5 /   0         3 /   0        0 /   0         0 /   0         3 /   3
                      Gas            25 /   2        28 /   1        0 /   0         0 /   0         0 /   0
                      Dry             0 /   0         0 /   0        0 /   0         0 /   0         0 /   0
                                    ---------       ---------      ---------       ---------       ---------
                                     30 /   2        31 /   1        0 /   0         0 /   0         3 /   3
                                    ---------       ---------      ---------       ---------       ---------
TOTAL WELLS DRILLED                 449 / 249       820 / 581      471 / 315       415 / 272       244 / 124
                                    =========       =========      =========       =========       =========

[FN]
"Gross" refers to land or wells in which Gulf owns an interest; "net" is the sum of the fractional interests owned by Gulf in gross lands or wells.

SUPPLEMENTAL INFORMATION

RESULTS OF OIL AND GAS OPERATIONS                          YEAR ENDED DECEMBER 31, 1998
                                                   --------------------------------------------
                                                    NORTH AMERICA       INTERNATIONAL
                                                   --------------      ----------------
                                                   CANADA     US       INDONESIA  OTHER  TOTAL
                                                   ------   -----      ---------  -----  ------
Net revenue derived from proved oil and gas
   reserves during the year                          $613    $  0         $124     $196    $933
Less: Production costs                                222       0           43       59     324
      Exploration expenses                             82      20           50       38     190
      Depreciation, depletion and amortization(1)     282       1           65      110     458
      Income tax expense (recovery)                    33       0            1       14      48
                                                     ----    ----         ----     ----    ----
Results of operations from producing
   activities                                        $ (6)   $(21)        $(35)    $(25)   $(87)
                                                     ====    ====         ====     ====    ====

[FN]
(1)  Does not include reduction in carrying value of assets

COSTS INCURRED                          YEAR ENDED DECEMBER 31, 1998
                                  ----------------------------------------
                                  NORTH AMERICA     INTERNATIONAL
                                  -------------   ----------------
                                  CANADA    US    INDONESIA  OTHER   TOTAL
                                  ------   ---    ---------  -----   -----
Costs incurred (capitalized and
    expensed during the year) for:
Property acquisitions:
   Proved                          $  2    $ 0     $    0     $ 42    $ 44
   Unproved                          12      1      2,601        9      24
Exploration                          97     13        131       82     323
Development (1)                     244      0        151       61     456
                                   ----    ---     ------     ----    ----
                                   $355    $14     $  284     $194    $847
                                   ====    ===     ======     ====    ====

[FN]
(1) Includes amounts for capitalized injection of $15 million, $18 million and $10 million for 1998, 1997 and 1996, respectively

CAPITALIZED COSTS                               YEAR ENDED DECEMBER 31, 1998
                                       ---------------------------------------------
                                         NORTH AMERICA      INTERNATIONAL
                                       ----------------   -----------------
                                        CANADA(1)    US   INDONESIA   OTHER    TOTAL
                                       ----------   ---   ---------  ------   ------
Proved properties                        $3,476     $ 9     $1,209     $558   $5,252
Unproved properties                         490      59        202      261    1,012
Support facilities                           24       1          0       21       46
Incomplete wells and facilities              11       0         79       43      133
                                        ---------   ---   ---------  ------   ------
                                          4,001      69      1,490      883    6,443
Less related accumulated depreciation,
   depletion and amortization             1,635      27        429      171    2,262
                                         ------     ---     ------     ----   ------
Net capitalized costs                    $2,366     $42     $1,061     $712   $4,181
                                         ======     ===     ======     ====   ======

[FN]
(1)  Unproved properties includes $329 million for frontier areas.

      Year Ended December 31, 1997                    Year Ended December 31, 1996
--------------------------------------------    ---------------------------------------------
North America      International                North America     International
-------------   ------------------              -------------   ------------------
Canada     US   Indonesia   Other     Total     Canada     US   Indonesia    Other     Total
------   ----   ---------   ------   -------    ------   ----   ---------    -----     ------
$  668   $  2    $  160     $  253    $1,083     $  600    $ 0      $ 99       $ 0     $  699
   204      1        37         49                  179      0        25         0        204
    70     22        26         26       144         53      8         7         2         70
   286      9        55        133       483        233      2       293         0        264
    55      0        30         31       116         68      0        24        (1)        91
------   ----    ------     ------    ------     ------   ----     -----       ---      -----
$   53   $(30)   $   12     $   14    $   49     $   67   $(10)    $  14       $(1)     $  70
======   ====    ======     ======    ======     ======   ====     =====       ===      =====

      Year Ended December 31, 1997                      Year Ended December 31, 1996
--------------------------------------------     ----------------------------------------------
North America      International                  North America      International
-------------   ------------------               --------------    -----------------
Canada     US   Indonesia   Other      Total     Canada      US    Indonesia   Other      Total
------   ----   ---------   ------    -------    -------   ----    ---------   -----    -------
$1,281   $  0     $  77     $1,243    $2,601      $  247    $  0    $   0       $ 0     $  247
    64     26       107        195       392          76      32        1         4        113
   146     21        82         47       296         172      23       28         2        225
   337      1        82         47       296         261       0       49         0        310
------   ----    ------     ------    ------      ------    ----     ----      ----     ------
$1,828   $ 48    $  548     $1,568    $3,992      $  756    $ 55     $ 78       $ 6     $  895
======   ====    ======     ======    ======      ======    ====     ====      ====     ======

      Year Ended December 31, 1997                      Year Ended December 31, 1996
--------------------------------------------      --------------------------------------------
North America      International                  North America      International
-------------    ------------------               --------------   -----------------
Canada     US    Indonesia   Other      Total     Canada     US    Indonesia   Other     Total
------   ----    ---------   ------   -------     -------  -----   ---------   -----   -------
$3,549   $  7     $  948     $1,193    $5,697      $2,425   $  4    $ 516       $ 0     $2,945
   509     67        183        189       948         509     41       67         4        621
    25      1          0        109       135          25      0        0         0         25
    25      9         36         22        92          46     13       20         0         79
------   ----     ------     ------    ------      ------   ----    -----       ----    ------
 4,108     84      1,167      1,513     6,872       3,005     58      603         4      3,670
 1,061     26        338        126     1,551       1,010      2      269         0      1,281
------   ----     ------     ------    ------      ------   ----    -----       ----    ------
$3,047   $ 58     $  829     $1,387    $5,321      $1,995   $ 56    $ 334       $ 4     $2,389
======   ====     ======     ======    ======      ======   ====    =====       ====    ======

SUPPLEMENTAL INFORMATION
STANDARDIZED MEASURE

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES.(1) The standardized measure for calculating the present value of future net cash flows from proved oil and gas reserves is based on current costs and prices and a 10 per cent discount factor as prescribed by the FASB.

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

Although these calculations have been prepared according to the standards described above, it should be emphasized that, due to the number of assumptions and estimates required in the calculations, the amounts are not indicative of the amount of net revenue that the Company expects to receive in future years. They are also not indicative of the current value or future earnings that may be realized from the production of proved reserves, nor should it be assumed that they represent the fair market value of the reserves or of the oil and gas properties.

Although the calculations are based on existing economic conditions at each year-end, such economic conditions have changed and may continue to change significantly due to events such as the continuing changes in international crude oil availability and prices, and changes in government policies and regulations. While the calculations are based on the Company's understanding of the established FASB, there are numerous other equally valid assumptions under which these estimates could be made that would produce significantly different results.

STANDARDIZED MEASURE                              AS AT DECEMBER 31, 1998
                                    -----------------------------------------------------
                                    CANADA   INDONESIA  NORTH SEA  INTERNATIONAL    TOTAL
                                    ------   ---------  ---------  -------------   ------
Future cash inflows                 $ 5,335    $1,555     $ 323       $ 460       $ 7,673
Future development costs               (560)     (389)     (132)        (96)       (1,177)
Future production costs              (2,091)     (497)     (134)       (144)       (2,866)
Future wellhead taxes                   (36)       (8)        0         (16)          (60)
Future income taxes                    (535)      (51)        0         (54)         (640)
                                    -------   -------     -----       -----       -------
Future net cash flows                 2,113       610        57         150         2,930
10% annual discount for estimated
of cash flows                          (756)     (299)       (3)        (60)       (1,118)
                                    -------   -------     -----       -----       -------
Standardized measure of discounted
future net cash flows               $ 1,357    $  311     $  54       $  90       $ 1,812
                                    =======    ======     =====       =====       =======
Minority interest's share of
standardized measure of discounted
net cash flow relating to proved
reserves                            $     0    $   86     $   0       $   0       $    86
                                    =======    ======     =====       =====       =======

[FN]
(1) PROVED RESERVES AND, THEREFORE, RELATED NET CASH FLOWS FROM GULF'S 9.03 PER CENT INTEREST IN THE SYNCRUDE PROJECT ARE NOT INCLUDED IN THE STANDARDIZED MEASURE CALCULATION.

CHANGES IN THE STANDARDIZED MEASURE DURING THE YEAR

                                                                              YEAR ENDED DECEMBER 31
                                                                              ----------------------
                                                                          1998        1997         1996
                                                                         ------      ------       ------
Sales of oil and gas produced net of production costs                    $ (532)     $ (612)      $ (554)
Development costs incurred during the year                                  377         613          310
Sales of reserves in place                                                 (345)       (683)        (231)
Purchases of reserves in place                                              (23)      1,429          390
Extensions, discoveries and improved recovery, less related costs           184         267        1,000
Additions due to "Other" (1)                                                 11          37           61
Revisions of previous quantity and timing estimates                        (242)       (346)         (55)
Price and cost changes
   Selling prices                                                          (853)     (1,630)       1,120
   Producing costs                                                          (57)        (49)          (1)
   Development costs                                                        (44)        (91)         (92)
Accretion of discount                                                       326         389          177
Other                                                                       190        (131)         (94)
Change in income taxes                                                      405         589         (869)
                                                                         ------      ------       ------
Net change                                                                 (603)       (218)       1,162
Balance at beginning of year                                              2,415       2,633        1,471
                                                                         ------      ------       ------
Balance at end of year                                                   $1,812      $2,415       $2,633
                                                                         ======      ======       ======

[FN]
(1) Under SFAS 69, additions due to "Other" would be considered part of revisions of previous quantity and timing estimates.

            AS AT DECEMBER 31, 1997                                         AS AT DECEMBER 31, 1996
------------------------------------------------------                      -----------------------
CANADA    INDONESIA   NORTH SEA  INTERNATIONAL  TOTAL           CANADA      INDONESIA   INTERNATIONAL    TOTAL
-------   ---------   ---------  -------------  ------          -------     ---------   -------------   -------
$ 5,769    $2,415       $1,277      $ 535      $ 9,996          $ 6,763      $2,644          $11        $ 9,418
   (626)     (425)        (185)       (16)      (1,252)            (157)       (459)           0           (616)
 (2,104)     (584)        (454)      (161)      (3,303)          (1,389)       (853)          (4)        (2,246)
    (36)      (19)         (88)       (31)        (174)             (49)        (35)           0            (84)
   (781)     (439)        (130)       (92)      (1,442)          (1,564)       (561)          (3)        (2,128)
-------    ------       ------       ----      -------          -------       -----          ---        -------
  2,222       948          420        235        3,825            3,604         736            4          4,344

   (820)     (409)         (88)       (93)      (1,410)          (1,318)       (391)          (2)        (1,711)
-------    ------       ------      -----      -------          -------       -----          ---        -------
$ 1,402    $  539       $  332      $ 142      $ 2,415          $ 2,286       $ 345          $ 2        $ 2,633
=======    ======       ======      =====      =======          =======       =====          ===       ========

$    17    $  149       $    0      $   0      $   166
=======    ======       ======      =====      =======

SUPPLEMENTAL INFORMATION
RESERVES


                                           1998            1997            1996            1995            1994
                                       -----------     -----------     -----------     -----------     -----------
                                       GROSS / NET     Gross / Net     Gross / Net     Gross / Net     Gross / Net
                                       -----------     -----------     -----------     -----------     -----------
CRUDE OIL & NATURAL GAS LIQUIDS
(million of barrels)
PROVED (1)
  North America
    Conventional                        169 /   140     192 /   157     162 /   131     150 /   125     128 /   106
    Heavy oil                            65 /    58      78 /    69       0 /     0       0 /     0       0 /     0
    Syncrude                            219 /   192     226 /   198     194 /   174     200 /   180     196 /   177
                                      -------------   -------------   -------------   -------------   -------------
    Subtotal North America              453 /   390     496 /   424     356 /   305     350 /   305     324 /   283
                                      -------------   -------------   -------------   -------------   -------------
  Indonesia                              39 /    30      42 /    28      36 /    21      27 /    16      31 /    19
  North Sea                               3 /     3      54 /    53       0 /     0       0 /     0       0 /     0
  Australia                              12 /    10       7 /     6       0 /     0       0 /     0       0 /     0
                                      -------------   -------------   -------------   -------------   -------------
    Subtotal International               54 /    43     103 /    87      36 /    21      27 /    16      31 /    19
                                      -------------   -------------   -------------   -------------   -------------
  TOTAL PROVED LIQUIDS                  507 /   433     599 /   511     392 /   326     377 /   321     355 /   302
                                      =============   =============   =============   =============   =============

PROVED PLUS PROBABLE (2)
  North America
    Conventional                        227 /   189     247 /   202     215 /   174     205 /   172     183 /   151
    Heavy oil                           115 /   101     110 /    97       0 /     0       0 /     0       0 /     0
    Syncrude                            519 /   454     526 /   460     208 /   188     215 /   194     222 /   200
    Other Canada /Frontier              271 /   230     270 /   229     270 /   229     270 /   229     270 /   229
                                      -------------   -------------   -------------   -------------   -------------
    Subtotal North America            1,132 /   974   1,153 /   988     693 /   591     690 /   595     675 /   580
                                      -------------   -------------   -------------   -------------   -------------
  Indonesia                              63 /    48      70 /    46      59 /    33      45 /    27      56 /    34
  North Sea                               6 /     6      79 /    76       0 /     0       0 /     0       0 /     0
  Australia                              19 /    16       8 /     7       0 /     0       0 /     0       0 /     0
                                      -------------   -------------   -------------   -------------   -------------
    Subtotal International               88 /    70     157 /   129      59 /    33      45 /    27      56 /    34
                                      -------------   -------------   -------------   -------------   -------------
  TOTAL PROVED PLUS
  PROBABLE LIQUIDS                    1,220 / 1,044   1,310 / 1,117     752 /   624     735 /   622     731 /   614
                                      =============   =============   =============   =============   =============

NATURAL GAS
(billions of cubic feet)
PROVED (1)
  North America                       1,170 /   978   1,347 / 1,147   1,482 / 1,248   1,396 / 1,204     931 /   758
  Indonesia                           1,053 /   919     758 /   652     504 /   426       0 /     0       0 /     0
  North Sea                             127 /   124     177 /   174       0 /     0       0 /     0       0 /     0
  Australia                             105 /    92     138 /   120       0 /     0       0 /     0       0 /     0
                                      -------------   -------------   -------------   -------------   -------------
  TOTAL PROVED NATURAL GAS            2,455 / 2,113   2,420 / 2,093   1,986 / 1,674   1,396 / 1,204     931 /   758
                                      =============   =============   =============   =============   =============

PROVED PLUS PROBABLE (2)
  North America
    Conventional                      1,531 / 1,280   1,815 / 1,546   1,948 / 1,640   1,937 / 1,670   1,359 / 1,106
    Other Canada/Frontier             2,599 / 2,286   2,590 / 2,279   2,590 / 2,279   2,590 / 2,279   2,590 / 2,279
  Indonesia                           1,650 / 1,442   1,447 / 1,227   1,311 / 1,048     877 /   738     787 /   645
  North Sea                             218 /   213     285 /   281       0 /     0       0 /     0       0 /     0
  Australia                             127 /   110     159 /   138       0 /     0       0 /     0       0 /     0
                                      -------------   -------------   -------------   -------------   -------------
  TOTAL PROVED PLUS
  PROBABLE NATURAL GAS                6,125 / 5,331   6,296 / 5,471   5,849 / 4,967   5,404 / 4,687   4,736 / 4,030
                                      =============   =============   =============   =============   =============

[FN]
(1) "Gross" reserves are before deduction of royalties. "Net" reserves are after deduction of royalties, which vary depending on prices, production rates and legislative changes. "Proved" reserves are those that appear with reasonable certainty to be recoverable under existing economic and operating conditions.

(2) "Proved plus probable" reserves are those that appear with reasonable certainty to be recoverable under existing and anticipated economic conditions plus that judgment portion of contiguous reserves that are interpreted to exist, from geological, engineering or similar information, with reasonable certainty.


CORPORATE INFORMATION                    HUMAN RESOURCES                                  REGISTRARS AND TRANSFER AGENTS

P.O. Box 130                             As of December 31, 1998, Gulf                    The Registrars and Transfer Agents for
401 - 9th Avenue S.W.                    directly employed 886 people.                    the Gulf Canada Resources Limited
Calgary, Alberta T2P 2H7                                                                  ordinary shares and senior preference
Telephone (403) 233-4000                                                                  shares are Montreal Trust Company of
                                         ANNUAL AND SPECIAL MEETING                       Canada at its principal offices in
                                                                                          Vancouver, Calgary, Regina, Winnipeg,
INTERNATIONAL OFFICES                    The annual and special meeting of                Toronto, Montreal, Saint Johns,
                                         shareholders of Gulf Canada Resources            Charlottetown and St. John's in Canada,
INDONESIA                                Limited will be held in the Gulf                 and Chase Mellon Shareholder Services,
                                         Auditorium, 3rd floor, Gulf Canada               120 Broadway, New York, New York, in the
Wisma 46 - Kota BNI                      Square, 401 - 9th Avenue S.W. in                 United States.
Jalan Jenderal Sudirman Kavling 1        Calgary, Alberta, Tuesday, May 11,
P.O. Box 2858                            1999, at 2:00 p.m. MST.
Jarkata 10220 Indonesia                                                                   FOR ADDITIONAL INFORMATION
Telephone 62-21-574-2120
                                         ORDINARY AND PREFERENCE SHARES                   Shareholders' changes of address or
NETHERLANDS                                                                               inquiries regarding shares or dividends
                                         As of December 31, 1998, Gulf                    should be directed to:
Mauriskade 35                            Canada Resources Limited had
2514 HD, Den Haag                        348,950,044 ordinary shares;                     MONTREAL TRUST COMPANY OF CANADA
Telephone 31-70-342-4545                 85,504,557 Series 1 senior preference            600, 530 - 8th Avenue S.W.
                                         shares; and 300 Senior 2 preference              Calgary, Alberta T2P 3S8
AUSTRALIA                                shares outstanding.                              Attention: Stock Transfer, Shareholder
                                           Also as of December 31, 1998, Gulf             Communications
14th Floor, London House                 had approximately 10,500 holders of              Telephone (403) 267-6555
216 St. George's Terrace                 ordinary shares (registered and prede-
Perth, WA 6000                           cessor company shareholders) and                   Additional information, including
Telephone 61-8-9483-9483                 approximately 6,100 holders of Series 1          investor relations, inquiries and copies
                                         senior preference shares.                        of the 1998 Gulf Canada Resources Annual
CANADIAN FIELD OFFICES                     The ordinary and Series 1 senior               Report, Annual Information Form and Form
                                         preference shares are listed on the              10K may be obtained from:
Edmonton, Alberta                        Toronto and Montreal stock exchanges in
Stettler, Alberta                        Canada on the New York Stock Exchange            GULF CANADA RESOURCES LIMITED
Valleyview, Alberta                      in the United States. The symbol for the         Investor Relations and Public Affairs
                                         Company is GOU.                                  P.O. Box 130
MAJOR OPERATED GAS PLANTS                                                                 401 - 9th Avenue S.W.
                                                                                          Calgary, Alberta T2P 2H7
Brazeau River, Alberta                   AUDITORS                                         Telephone (403) 233-4000
Gilby, Alberta
Morrin-Ghost Pine, Alberta               The auditors of Gulf Canada Resources
Nordegg, Alberta                         Limited are Ernst & Young LLP,
Rimbey, Alberta                          1300 Ernst & Young House,
Strachan, Alberta                        707 - 7th Avenue S.W.,
                                         Calgary, Alberta T2P 3H6.


GULF CANADA RESOURCES LIMITED EMPLOYEES


IAN ABBOTTS                ROBIN CAMPBELL                HILARY FOULKES           R LANE IRWIN             WARREN MARROW
NORMAN ACKERMAN            CONNIE CAMPBELL               IAN FOWLER               ALAN JACKSON             CRAIG MARTIN
KAZI AHMED                 CRAIG CANN                    SUSAN FOX                SHAUN JAMES              DENNIS MARTIN
JANET AIKINS               CHRIS CARE                    ANTHONY FRISON           RODNEY JAMIESON          IAN MARTIN
STEN AKESSON               LLOYD CAREFOOT                GREGORY FROLEK           SERGE JEAN               JANE MARTIN
MARION ALLAN               DAVID CAREY                   EDITH FUHRMANN           B EILEEN JEDCZECK        JENNIFER MARTIN
DEAN ALLATT                JOSEPH CASSINAT               WAYNE FUKUMOTO           WENDAL JELLISON          JOHN MARTIN
JOANNE ALEXANDER           YOLANDA CELKIS                GLENN FUNG               KEVIN JENSEN             JOHN MARTINDALE
JOHN ANDERS                MIKE CHAMPKIN                 ALEX GAEHRING            SALMA JESSA              BRENT MARZOLF
DOUGLAS ANDERSON           NAAZNEEN CHARANIA             DONALD GALLANT           DARREL JOHNSON           AUDREY MASCARENHAS
BENTLEY ANDERSON           ROTHNEY CHASE                 LUKE GAMACHE             ALBERT JOHNSON           SCOTT MATIESHIN
CALVAN ANDERSON            ALAN CHESKI                   CAROL GARDIPIE           JOE JOHNSTON             WILLIAM MATKIN
SHELLEY ANDERSON           SUSAN CHILDRESS               JOANNE GEBERT            CLINTON JOHNSTON         REX MATTHIAS
BRIAN ANTONI               FONTAINE CHIN                 CONSTANCE GEMMELL        KEITH JONES              RENEE MATTHEWS
JOSEPH ARCURI              CARMEN CHOMEY                 CAROL GEORGE             ALAN JONES               GREG MAWHINNEY
CAROLYN ARDELL             BRETT CHORNEY                 FRENS GEUZINGE           KOOS DE JONG             CAROL MAYERS
ANDREW ARMSTRONG           ALLAN CHOW                    LORI GIBSON              ROELAND JOSEPH           DAVID MCARTHUR
RICHARD ASHTON             M KEITH CHRISTENSEN           HOWARD GIETZ             TRACEY JUNGWIRTH         WENDY MCAULEY
DICK AUCHINLECK            BONNIE CHRISTIANS             MERV GILBY               DUANE KACZMAR            DAVID MCBRIDE
SIMON AU YEUNG             KEVIN CHRISTIE                ANUPMA GILL              S DORINE KAISER          THOMAS MCCALLIN
AUGUST BAIER               LAWRENCE CLARKE               JOHN GILL                KENNETH KALYNCHUK        DEANA MCCANNELL
PATRICIA BAISI             JOHN CLEAVER                  GREG GILMORE             YASMIN KARA              PAT MCCARRON
IAN BAKER                  DAVID CLEWORTH                JACQUELINE GLEN          NOORANI KARMALI          IAN MCCLURE
CHRISTOPHER BALDERSTON     JILLIAN COCHRANE              CRAIG GLICK              MARK KEMME               JOHN MCDOUGALL
INGRID BALL                PETER COCHRANE                BOUKJE GODSCHALK         ROBERT KEAN              SHELLEY MCDOUGALL
LEE BARBOUR                PETER COFFIN                  WANDA GODWIN             BRIAN KERR               GARY MCELROY
RACHELLE BARDWELL          CORRINE COLLETT               MELANIE GOODCHILD        R BLAIR KERR             LENNARD MCFARLAND
JUNE BARKER                MAVIS CONACHER                FLOYD GOODSWIMMER        GEORGE KESSARIS          JOHN MCGALE
FRANK BARLOW               DEBRA CORBIN                  PETER GRAHAM             LANCE KILE               JAMES MCGREGOR
PHILIP BARNETT             RICHARD CORVARI               KERRY GRAHAM             CAROL KILGOUR            KEVIN MCKAY
BEN BARNHARD               MYLES COX                     NANCY GRANT              JON KILIK                ERIK MCKEE
CHRIS BARTON               WADE COX                      CATHERINE GRANT          JAMES KINDRACHUK         F SCOTT MCKENZIE
ALLAN BATES                SANDY CRAWFORD                REBECCA GREENSHIELDS     RICK KING                COLEEN MCKEON
MARIA TERESA BATUYONG      BRUCE CROSS                   LENA GREER               MARGARET KINSELLA        LEANNE MCKEOWN
JUNE BAUCHE                LANA CROWELL                  ROBERT GRIER             WAYNE KLEIN              CRAIG MCKUNE
BARBARA BAYER              LISA CYBULSKI                 JUDY GROTH               DALTON KLIPPERT          BRIAN MCLEAN
SHEILA BEAUPRE             TREVOR DALES                  WAYNE GRUHLKE            SHEILA KLUTZ             JOE MCLEAN
DENISE BEAVEN              JIM DAMIANI                   GABRIELE GRUTZMACHER     LANCE KNAUFT             LAVERNE MCMANN
DAVID BECHTEL              MICHAEL DAMM                  DARREN GUENTHER          CURTIS KNORR             JOHN MCNAMARA
AYN BECZE                  RON DANIELS                   KATHLEEN GUILD           MARIE KNOX               JANICE MCNEIL
RALPH BEETON               MARTIN DASHWOOD               SHEILA GULLICK           JOHN KNUTSON             DOUGLAS MCNULTY
GILBERT BEGGS              CORRINE DAVIDSON              ANN MARIE GUSTAFSON      ANGELIQUE KOHLER         PETER MCWHINNEY
MICHAEL BEIER              SCOTT DAVIDSON                BRIAN GUTSCHE            MIARKA KONING            ROBERT MEADS
CHRISTINA BELL             SANDRA DAVIES                 JEFFREY HACKETT          PETER KONING             JOKE VAN MEGEN
FARON BELSECK              JUDITH DAVIES                 PETER HACKNEY            JOHN KOVAK               SHEELAGH MERCER
RIET BENDER-DE NIET        WAYNE DAVIS                   DAVE HAGER               STEVE KOZAK              RICHARD MERKEL
WADE BENSON                PATRICK DEAGLE                ZACK HAGER               BRENDA KRABSEN           MIKE MESSING
JOHN BENTON                CAROLANNE DEBIASIO            JOAN HAIME               JOSEPH KRAKAUSKAS        GUY METCALFE
STANLEY BERGEN             KIM DECK                      JEREMY HALABURDA         NICOLA KRAP              JOHN MILLER
THEO BERGERS               MERVIN DEGENSTIEN             DIANE HALL               BETH KRASYK              PAUL MILLER
PERRY BERKENPAS            DANIEL DEIANA                 DWAYNE HAMMELL           COREY KREESE             MARLENE MILLS
LINDSAY BETTESS            NEVILLE DELANEY               GERALD HAMPSHIRE         ELSIE KROEGER            SHIRLEY MILSAP
MARILYN BETTINGER          WOUTER D'ENGELBRONNER         J DOUG HAMPTON           STEWART KROGH            CARLA MINARDI
HEIN VAN BEUSICHEM         BEVERLEY DENNIS               CURT HAMRELL             ANDREW KRYZAN            LORRAINE MISTELBACHER
RON BIETZ                  MICHAEL DERN                  JANET HANCOCK            GREG KUHN                GLEN MOCK
RHETT BINDING              DEBORAH DESJARDINE            TIMOTHY HANRAHAN         LARRY KUHN               ROB MOLENAAR
DEREK BIRCH                GERALD DESROCHES              KELLY HANSEN             DEBBIE KUKLISIN          GARY MONTGOMERY
LANA BIRD                  MIKE DEVILLE                  RICHARD HANSEN           SANDRA LA ROCHELLE       MAUREEN MOORE
DAN BLANCHARD              MOEZ DHANJI                   PAT HARCUS               WAYNE LACHER             WAYNE MOORE
JAMES BLISS                JEFFREY DICK                  MICHAEL HARDY            PIERRE VAN LAERE         WARREN MARROW
LISA BLUST                 HANS DIEKMAN                  DAVID HARGRAVE           MICHAEL LAKE             CHRISTOPHER MOTHERSELE
JAN DIRK BOKHOVEN          NANCY DILTS                   HELEN HART               TU LANG                  VERNON MOULTON
SHELLEY BOLIN              DEBORAH DITTMANN              LOEK HARTEVELD           ANDREW LAPINAS           BRENDA MOWBRAY
CHARLENE BORAAS            VIVIAN DJAKOVIC               PAMELA HARVEY            JOHN LARSON              WALTER MUILWYK
COLIN BOUCHARD             VIRGINIA DOBBIE               JEFFREY HASPELS          THOMAS LATTA             DEV MUKHERJEE
SUZANNE BOUDIGNON          SHEILA DOHERTY-KOBBEN         ANGELA HEAD              DAVID LATTERY            M DIANNE MURPHY
MAURICE BOURGEOIS          PATRICK DONNELLY              BRENT HEBRON             KEITH LAVALLEY           PATRICIA MURPHY
JAMES BOWMAN               MICHAEL DOOLAN                PATRICK HEENAN           VINCENT LAW              COLIN MURRAY
MICHAEL BOWN               DAVID DUFFY                   ROBERT HEGGEDAL          ROBERT LAWRENCE          TED NAKATSU
GILBERT BRADLEY            BRAD DUNCAN                   T WAYNE HEIKKINEN        A. R. LEDREW             FRANK NASCIMENTO
PAUL BRAND                 DANNY DUNCAN                  ROBERT HENDERSON         GARRY LEE                GLENN NAVARRO
JASAN BRANDLE              NEILL DUNNING                 JANET HENDERSON          MIKE LEE-EMERY           JOHN NEFF
CHRISTY BREADMORE          STUART DUNSMUIR               TREVOR HENDERSON         ANTHONY LEMM             DAWNE NELSON
WILLIAM BREARS             ANH DUONG                     WINSTON HENDRICKS        JOHN LEGROW              DAVID NELSON
MARILYN BRENNEIS           GEOFF DURDIN                  KIM HERBST               BOE LEINWEBER            TRENT NESS
DONALD BRIDGE              LINDA EBERHARDT               LORRAINE HERNANDEZ       PAMELA LEIPER            BRIAN NEUMEIER
CAROL BRIDGE               NIMET EBRAHIM                 DARRYL HERNER            ROSS LENNOX              HAROLD NEUSTAETER
COLIN BRIEDE               SCOTT EDWARDS                 MURRAY HESJE             SUSAN LEONG              PHILLIP NEWGARD
GILBERT VAN DEN BRINK      MICHAEL EGBOSIMBA             SOPHIE HEWLETT           KENNETH LESCHERT         JENNIFER NEWSOME
BRIGIT BRINKMAN            KEVIN ELLIOTT                 JOSEPH HICKEY            LORRAINE LEWIS           WARD NICHOLSON
ALEX BROUWER               STEPHEN ENGLISH               HELEN HILDAHL            ROB LIDSTER              DOUG NIMCHUK
DAVID BROWN                DOUG ERICK                    THOMAS HINTON            JOHN LITTKE              JEFF NISI
BOBBIE BRUCE               KEN ERKER                     DONALD HLADIUK           MYRON LITWIN             GIULIA NOVELLO
ROBERT BRUCE               RAQUEL ESTRADA                JAMES HO                 SIMON LOFTHOUSE          ROBERT O'BRIEN
MATTIJS BRUGMAN            PHIL EVANS                    KUM WAH HO               ROBERT LOGAN             LYNN O'GALLAGHER
SANDRA BRUNET              RAYMOND EVANS                 GARRY HOEDL              CAROL LONG               BRENT OLESEN
ED BRUTON                  MICHAEL EVANS                 HEIDI HOEHNKE            RICK LONG                DAVID OLSEN
TERRY BRYANT               JUSTIN EYKELBOSH              IVAN HOLINATY            NELSON LORD              DEAN OLSON
CARYN BRYNE                JOHN FALLANE                  NEIL HOLMES              MARK LOUCKS              IAN O'MARA
DAVID BULL                 STEFA FASSINA                 ANGELESE HOOD            BRUCE LOUNDS             GREG O'NEILL
LORRAINE BURD              LINDA FAWCETT                 ROB HOOGSTRA             BORIS LOVRIHA            MICHAEL O'NEILL
LARRY BURFIELD             MARK FERGUSON                 KEVIN HORROCKS           STEPHEN LUDGATE          SHANE OPSAL
PHIL BURGESS               JANET FERSTL-JONES            MICHAEL HORSLEY          JEFFREY LYPKA            ED OSBORNE
LINDSAY BURNETT            DENNIS FEUCHUK                ART HOUSTON              DAWN MACDOUGALL          SCOTT OSTERHOLD
LANA BURRELL               ANTHONY FINK                  STEPHEN HOWDEN           JESSE MACKINNON          AUSTIN MARK OTIS
BRYAN BUSENIUS             LLOYD FISCHER                 G RICK HOWE              THERESE MACRITCHIE       ANDY PADMAN
HEATHER BUTTERWICK         KURT FISHER                   DONALD HRAP              KIM MADUIK               WILLIAM PAETZ
NIELS VAN BUUREN           ALLISON FITZPATRICK           DANIEL HUESER            JUDY MAH                 JYLEECE PANCHY
KATHY CAHILL               JEFFREY FIVELAND              GARY HUGHES              WENDY MAH VIVEIROS       NEAL PANGMAN
SUSAN CALGER               DUANE FLOHR                   ELAINE HWANG             DONNA MAHAR              ROBERT PANKIW
LEONARD CALLOW             CHRIS FLYNN                   ERIC HYNES               KAREN MAKI               RANDY PANSKY
LYNN CALLSEN               WAYNE FORREST                 KLAUS IGERL              SHAWN MALONE             A ROSS PAPIRNICK
EWAN CAMPBELL              NANCY FORRESTER-SUY DAM       RANDY ILG                MARY ANNE MANITOWICH     DARRELL PAPUSCHAK
LOUISE CAMPBELL                                          DOUGLAS INCE             DOUG MANNER              PATRICIA PARR
                                                         J RHODELLE IRELAND       MYLO MANTAI              JAMES PASK
                                                         SUSAN IRWIN              GARY MARCHILDON



KATE PATRICK               MIKE SKINNER                     ROBERT WYLIE
DEANNA PATTERSON           MICHAEL SLEE                     JEFFREY YARNOLD
DONALD PATTERSON           GARY SMART                       SI KING YEE
GORDON PAULSON             CAMERON SMIGEL                   CHESTER YEE
GREGORY PAVAN              WILLEM SMIT                      BARRY YIP
MATTHEW PAYETTE            FREDERICK SMITH                  KATHY YOUNG
JOHN PEACOCK               JOHN SMITH                       BARBARA ZABEL
GUY PEASLEY                LYLE SMITH                       ESSAM ZAGHLOUL
DAVID PEBERDY              MURRAY SMITH                     LYNDA ZERBE
MARY PECILE                GORDON SNELL                     HANS VAN'T ZET
KEVIN PEDERSEN             CARA SNYDER                      MEL ZIMMERMAN
DONALD PEDERSEN            GLENN SOLLAND                    BRYAN ZUBOT
SANDRA PEDLAR              BRADLEY SORENSEN
BRUCE PENNER               DARYL SOROKO
RANDY PENNY                JOHANNES SPEELMAN
MARIO PEREZ                NEIL SPENCELEY
CARRIE PETRIE              KEVEIN SPENCER
GRANT PICKRELL             HANS SPOLER
STEVE PIKOV                DAVID STEVENS
TONKY PILOUW               HENK JAN STEGE TER
ROBERT PILZ                TODD STILES
PAUL PIOVOSO               SHIRLEY SURRIDGE
LAURA PIPPUS               LOUIS SUSANNA
BRIAN PLESUK               JOHN SUTHERLAND
DAVID POCKRANT             KATHLEEN SUTO
KERRY POHL                 HENRY SYKES
LESLIE POOLE               JAN SYNHORST
VIOLA PORTELANCE           KATHY TAERUM
VALERIE PORTER             D BRUCE TAYLOR
KJH PREVOST                LYNDA TAYLOR
PETER PRICE                SHONA TAYLOR
HEINZ PRIKOPA              CATE TEREK
HANS VAN PUT               GARTH TERNES
GARY PROST                 BARRY THACKER
ANTHONY QUAN               NORM THELANDER
KEITH QUASCHNICK           DAVID THERIAULT
JAMES QUINN                DEEPA THOMAS
CATHY RADCLIFFE            R WILLIAM THORNTON
DONALD RAE                 PEPIJN TIMMERMANS
DANNY RAFFERTY             WARREN TIPPETT
FRANK RAFFIN               BRUCE TIPTON
PAMELA RANKIN              DARRELL TODD
CYNTHIA RASMUSSEN          TRACY TOMASSETTI
BURT READ                  JOHN TOWELL
BRIAN REAVIE               DAVID TRAUTMANN
CLIFF REBEIRO              HEIDI TRENTHAM
MARNIE REGAN               DAVID TRENTHAM
CHRIS REGNIER              TOM TROWELL
KEVIN REICHERT             TERRY TRUDEAU
JODY REID LATTA            PATRICIA TURKO
PHILLIP REIST              DOUG TURNER
COEN RENSMA                ROB TURRIFF
DIANA REUTHER              MYRA VALENCERINA
HEIDI RIAD                 JOHN VAN DER LAAN
ANDREW RICHARDSON          PAUL VANDER VALK
ROBERT RIDEOUT             JAMES VANDERHOEK
KAREN RIES                 PETER VEENHOF
NORMAN RIEU                BEA VELDHEER
ELAINE RILEY               BRENDA VERNALL
COLLEEN RITCHIE            ROBERT VROLIJK
BILL ROCKNEY               PATRICK WADDELL
SHEIR RODBERG              BRUCE WALKER
KAREN ROGAN                KAREN WALKER
CRAIG ROGERS               LYNNE WALKER
RUSSELL ROGERS             JUDY WALTON
VITAL ROSS                 DARREN WALZ
FRED ROSSOL                JOHN WANDLER
NEIL RUBENIUK              ROBERT WARDLOW
DONNA RUBENSTEIN           DOUGLAS WARWICK
RONNIE RUDANEC             THOMAS WEBER
DEBORAH RUSSELL            DAVID WEBSTER
GARY RUSSELL               DEREK WEINBERGER
MARK RUSSELL               HOLLY WENNERSTROM
RYAN RUSSELL               MARTIN WEWER
VICTORIA RUTANO            STEPHEN WHYTE
DOUG RUTLEY                BRIAN WIDDOES
TANYA RYAN                 RALPH WIELER
LISA SACK                  LYLE WILDEMAN
DARLENE SAKIRES            GEORGINA WILLIAMS
BRADY SAKON                GLEN WILLIAMS
RICHARD SANDHAM            JOANNE WILLIAMS
LYNN SANTINI               JULIE WILLIAMS
MERLE SATRE                NARELLE WILLIAMS
ELI SAUMAITOGA             BRENDA WILLIER
ARMIN SCHAFER              CHERYL WILSON
RYAN SCHELL                SUSAN WILSON
TARA SCHERR                SUMUEL WILSON
ROBERT SCHMIDT             STEPHEN WILTON
JOEL SCHMITZ               KEITHER WIRTH
DANIEL SCHNEIDER           LYLE WITT
LORNE SCHOENTHALER         DAVID WHITBY
ALAN SCOTT                 ROB VAN DER WOLF
TODD SEAWARD               TROY WOLF
JOHN SEFFERN               HUGO WOLFGRAM
R DENNIS SEIDLITZ          STANLEY WOLNY
CINDY SEKHON               GARY WOOLLEY
HEIKE SEMON                WERNER WONG
ERNEST SHAND               LISA WONG
PATRICIA SHANDRUK          KIEN WONG
ROBERT SHARPE              THOMAS WOO
EDGAR SIEGRIST             MAX WOOD
ROD SIKORA                 KIM WORRALL
BRAHM SILVERSTONE          ED WRIGHT
ALLAN SIMPSON              DARIN WRIGHT
DANIEL SIMPSON             PETER WRIGHT
LESLEIGH SIVKOFF           ROBIN WRIGHT


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information required by this item will be included in the Company's proxy statement for its 1999 Annual and Special Meeting which will be filed with the SEC within 120 days after December 31, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item will be included in the Company's proxy statement for its 1999 Annual and Special Meeting, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be included in the Company's proxy statement for its 1999 Annual and Special Meeting, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be included in the Company's proxy statement for its 1999 Annual and Special Meeting, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS
--------

 3.1  -    Articles of Incorporation of Gulf Canada Resources Limited
           (incorporated by reference to Exhibit 3.1 of the Company's 10-Q filed for quarter ended June 30, 1997, filed August 14, 1997)

 3.2  -    Bylaws of Gulf Canada Resources Limited (incorporated by reference to
           Exhibit 3.2 of the Company's 10-Q for quarter ended June 30, 1997, filed August 14, 1997)

 4.1  -    Indenture dated July 1, 1989 between the Company and Chase Manhattan
           Bank pertaining to the Company's 9% debentures due 1999 (incorporated by reference to the Company's Registration Statement on Form F-10,
           Registration No. 33-30138)

 4.2  -    Indenture dated January 27, 1994 between the Company and The Bank of
           New York pertaining to the Company's  9.25% Senior  Subordinated
           Debentures  due 2004 (incorporated by reference to the Company's
           Registration Statement on Form F-10, Registration No. 33-73252)

 4.3  -    Indenture dated July 5, 1995 between the Company and The Bank of New
           York pertaining to the Company's 9.625% Senior Subordinated
           Debentures due 2005 (incorporated by reference to Exhibit 7.1 to the
           Company's Registration Statement on Form F-10, Registration No.
           33-93452)

EXHIBITS
--------

 4.4   -   Indenture dated August 7, 1997 between the Company and The Bank of
           New York pertaining to the Company's 8.35% Senior Notes payable 2006
           (incorporated by reference to Exhibit 7.1 to the Company's
           Registration Statement on Form F-10, Registration No. 333-5332)

 4.5   -   Indenture dated March 21, 1997 between the Company and The Bank of
           New York pertaining to the Company's 8.25% Senior Notes payable 2017
           (incorporated by reference to Exhibit 7.1 to the Company's
           Registration Statement on Form F-10, Registration No. 333-6608)

 4.6   -   Incentive Stock Plan 1994 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed
           August 14, 1997)

 4.7   -   Form of Indenture (incorporated by reference to Exhibit 7.1 to the
           Company's Registration Statement on Form F-10, Registration No.
           333-7802)

 4.8   -   First Supplemental Indenture dated November 16, 1998 between the
           Company and the Bank of New York  pertaining  to the Company's 8 3/8%
           Senior Notes payable 2005 (incorporated by reference to Exhibit 7.2 to the Company's Current Report on Form 8-K).

10.1   -   Loan Agreement dated July 18, 1997 with a syndicate of banks
           (incorporated by reference to Exhibit 10.2 to the Company's report on
           Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

10.2   -   Employment Agreement, dated February 1996 with Mr. Auchinleck
           (incorporated by reference to the Company's Form 10-K for the fiscal year ended 1997, filed March 30, 1998)

10.3   -   Employment Agreement, dated January 1995 with Mr. Glick (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           1997, filed March 30, 1998)

10.4   -   Employment Agreement, dated February 1996 with Mr. Feuchuk
           (incorporated by reference to the Company's Form 10-K for the fiscal year ended 1997, filed March 30, 1998)

10.5   -   Amending Agreement dated February 19, 1998 to the Employee Agreement dated February 1996 with Mr. Auchinleck

10.6   -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated January 1995 with Mr. Glick

10.7   -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated February 1996 with Mr. Feuchuk

10.8   -   Employment Agreement, dated June, 1998 with Mr. Sykes

10.9   -   Employment Agreement, dated September 1997 with Mr. Hrap

10.10  -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated September 1997 with Mr. Hrap


EXHIBITS
--------
10.11  -   Employment Agreement, dated September 1997 with Mr. Manner

10.12  -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated September 1997 with Mr. Manner

10.13  -   Employment Agreement, dated September 1997 with Ms. Walker

10.14  -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated September 1997 with Ms. Walker

10.15  -   Loan Agreement dated September 18, 1998 with a syndicate of banks

 23.2  -   Consent of Ernst & Young LLP

   27  -   Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GULF CANADA RESOURCES LIMITED


                                           By:    /s/   RICHARD H. AUCHINLECK
                                               --------------------------------
                                               Name: Richard H. Auchinleck
                                               Title:   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                    SIGNATURE                                              TITLE                                  DATE
                    ---------                                              -----                                  ----
/s/    RICHARD H. AUCHINLECK                           President and Chief Executive Officer; Director           March 25, 1999
--------------------------------------------                   (principal executive officer)
           Richard H. Auchinleck


/s/    CRAIG S. GLICK                               Executive Vice-President and Chief Financial Officer
--------------------------------------------                   (principal financial officer)                      March 25, 1999
              Craig S. Glick


/s/    DENNIS G. FEUCHUK                                      Vice President and Controller
--------------------------------------------                  (principal accounting officer)                      March 25, 1999
             Dennis G. Feuchuk


/s/    ROBERT H. ALLEN                                                  Director                                  March 25, 1999
-------------------------------------------
             Robert H. Allen


/s/    STANLEY H. HARTT                                                   Director                                March 25, 1999
--------------------------------------------
               Stanley H. Hartt


/s/    RAYMOND H. HEFNER, JR.                                             Director                                March 25, 1999
--------------------------------------------
             Raymond H. Hefner, Jr.

                    SIGNATURE                                        TITLE                            DATE
                    ---------                                        -----                            ----

/s/    T. MICHAEL LONG                                              Director                     March 25, 1999
--------------------------------------------
               T. Michael Long



/s/    DONALD F. MAZANKOWSKI                                        Director                     March 25, 1999
--------------------------------------------
            The Right Honourable
            Donald F. Mazankowski


/s/    ALAN H. MICHELL                                              Director                     March 25, 1999
--------------------------------------------
             Alan H. Michell


/s/    HELMUT M. NELDNER                                            Director                     March 25, 1999
--------------------------------------------
               Helmut M. Neldner


/s/    WALTER B. O'DONOGHUE                                         Director                     March 25, 1999
--------------------------------------------
          Walter B. O'Donoghue, Q.C.


/s/    RONALD N. ROBERTSON, Q.C.                                    Director                     March 25, 1999
--------------------------------------------
          Ronald N. Robertson, Q.C.


/s/    MAUREEN J. SABIA                                             Director                     March 25, 1999
--------------------------------------------
              Maureen J. Sabia

                                 EXHIBIT INDEX


 3.1  -    Articles of Incorporation of Gulf Canada Resources Limited
           (incorporated by reference to Exhibit 3.1 of the  Company's 10-Q filed for quarter  ended June 30,  1997,  filed August 14, 1997)

 3.2  -    Bylaws of Gulf Canada Resources  Limited  (incorporated by reference to Exhibit 3.2 of the Company's 10-Q for quarter ended June 30, 1997, filed August 14, 1997)

 4.1  -    Indenture dated July 1, 1989 between the Company and Chase Manhattan
           Bank pertaining to the Company's 9% debentures due 1999 (incorporated by reference to the Company's Registration Statement on Form F-10,
           Registration No. 33-30138)

 4.2  -    Indenture  dated  January  27,  1994  between  the  Company  and The
           Bank of New York pertaining  to  the  Company's   9.25%  Senior
           Subordinated   Debentures   due  2004 (incorporated  by  reference
           to the  Company's  Registration  Statement on Form F-10, Registration
           No. 33-73252)

 4.3  -    Indenture  dated July 5, 1995 between the Company and The Bank of New
           York  pertaining to the Company's  9.625% Senior  Subordinated
           Debentures  due 2005  (incorporated  by reference  to  Exhibit  7.1 to the  Company's  Registration  Statement  on Form  F-10,
           Registration No. 33-93452)

 4.4   -   Indenture dated August 7, 1997 between the Company and The Bank of New
           York pertaining to the Company's 8.35% Senior Notes payable 2006
           (incorporated by reference to Exhibit 7.1 to the Company's
           Registration Statement on Form F-10, Registration No. 333-5332)

 4.5   -   Indenture dated March 21, 1997 between the Company and The Bank of
           New York pertaining to the Company's 8.25% Senior Notes payable 2017
           (incorporated by reference to Exhibit 7.1 to the Company's
           Registration Statement on Form F-10, Registration No. 333-6608)

 4.6   -   Incentive Stock Plan 1994 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1997, filed
           August 14, 1997)

 4.7   -   Form of Indenture (incorporated by reference to Exhibit 7.1 to the
           Company's Registration Statement on Form F-10, Registration No.
           333-7802)

 4.8   -   First Supplemental Indenture dated November 16, 1998 between the
           Company and the Bank of New York  pertaining  to the Company's 8 3/8%
           Senior Notes payable 2005 (incorporated by reference to Exhibit 7.2 to the Company's Current Report on Form 8-K).

10.1   -   Loan Agreement dated July 18, 1997 with a syndicate of banks
           (incorporated by reference to Exhibit 10.2 to the Company's report on
           Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997)

10.2   -   Employment Agreement, dated February 1996 with Mr. Auchinleck
           (incorporated by reference to the Company's Form 10-K for the fiscal year ended 1997, filed March 30, 1998)

10.3   -   Employment Agreement, dated January 1995 with Mr. Glick (incorporated by reference to the Company's Form 10-K for the fiscal year ended
           1997, filed March 30, 1998)




10.4   -   Employment Agreement, dated February 1996 with Mr. Feuchuk
           (incorporated by reference to the Company's Form 10-K for the fiscal year ended 1997, filed March 30, 1998)

10.5   -   Amending Agreement dated February 19, 1998 to the Employee Agreement dated February 1996 with Mr. Auchinleck

10.6   -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated January 1995 with Mr. Glick

10.7   -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated February 1996 with Mr. Feuchuk

10.8   -   Employment Agreement, dated June, 1998 with Mr. Sykes

10.9   -   Employment Agreement, dated September 1997 with Mr. Hrap

10.10  -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated September 1997 with Mr. Hrap

10.11  -   Employment Agreement, dated September 1997 with Mr. Manner

10.12  -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated September 1997 with Mr. Manner

10.13  -   Employment Agreement, dated September 1997 with Ms. Walker

10.14  -   Amending Agreement dated February 19, 1998 to the Employment
           Agreement dated September 1997 with Ms. Walker

10.15  -   Loan Agreement dated September 18, 1998 with a syndicate of banks

 23.2  -   Consent of Ernst & Young LLP

   27  -   Financial Data Schedule