Form 10-K/A
period 1998-12-31
GULF CANADA RESOURCES LTD
filed 1999-04-15
CIK 316456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

                                EXPLANATORY NOTE

     This Report on Form 10-K/A amends the Report on Form 10-K of Gulf Canada Resources Limited filed with the Securities and Exchange Commission on March 31, 1999. Part II, Item 6 of the Form 10-K is hereby amended by deleting the table entitled "Proved Reserves" in its entirety. Part II, Item 8 of the Form 10-K is hereby amended by deleting the table entitled "Supplemental Information -- Reserves" in its entirety and inserting the table entitled "Proved Reserves" deleted from Part II, Item 6. Part II, Item 8 of the Form 10-K is further amended by deleting the Corporate Information provided on page 71 and the list entitled "Gulf Canada Resources Limited Employees" in their entirety.

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

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

               UNLESS OTHERWISE STATED, ALL DOLLAR AMOUNTS HEREIN
                       ARE EXPRESSED IN CANADIAN CURRENCY

                                TABLE OF CONTENTS

                                                      PART I
                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Item 1.           Business..............................................................................      3
Item 2.           Properties............................................................................     13
Item 3.           Legal Proceedings.....................................................................     16
Item 4.           Submission of Matters to a Vote of Security Holders...................................     16

                                                      PART II

Item 5.           Market for the Registrant's Ordinary Shares and Related
                      Stockholder Matters...............................................................     16
Item 6.           Selected Financial Data...............................................................     18
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................     20
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................     30
Item 8.           Financial Statements and Supplementary Data...........................................     30
Item 9.           Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure..........................................................     71

                                                     PART III

Item 10.          Directors and Executive Officers of the Company.......................................     71
Item 11.          Executive Compensation................................................................     71
Item 12.          Security Ownership of Certain Beneficial Owners and
                      Management........................................................................     71
Item 13.          Certain Relationships and Related Transactions........................................     71

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                      8-K...............................................................................     71

                  Signatures............................................................................     74




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



(3) The above estimated reserve quantities are based upon year-end economic conditions as required under SAFS 69. Using management's estimate of costs and prices net proved reserves as at December 31, 1998 for oil and natural gas liquids would be 198 million barrels and for natural gas would be 978 billion cubic feet.


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


                    SIGNATURE                                              TITLE                                  DATE
                    ---------                                              -----                                  ----
/s/    RICHARD H. AUCHINLECK                           President and Chief Executive Officer; Director           April 12, 1999
--------------------------------------------                   (principal executive officer)
           Richard H. Auchinleck


/s/    CRAIG S. GLICK                               Executive Vice-President and Chief Financial Officer
--------------------------------------------                   (principal financial officer)                      April 12, 1999
              Craig S. Glick


/s/    DENNIS G. FEUCHUK                                      Vice President and Controller
--------------------------------------------                  (principal accounting officer)                      April 12, 1999
             Dennis G. Feuchuk


/s/    STANLEY H. HARTT                                                   Director                                April 12, 1999
--------------------------------------------
               Stanley H. Hartt


/s/    H. EARL JOUDRIE                                                    Director                                April 12, 1999
--------------------------------------------
              H. Earl Joudrie

                    SIGNATURE                                        TITLE                            DATE
                    ---------                                        -----                            ----

/s/    T. MICHAEL LONG                                              Director                     April 12, 1999
--------------------------------------------
               T. Michael Long



/s/    DONALD F. MAZANKOWSKI                                        Director                     April 12, 1999
--------------------------------------------
            The Right Honourable
            Donald F. Mazankowski


/s/    ALAN H. MICHELL                                              Director                     April 12, 1999
--------------------------------------------
             Alan H. Michell


/s/    HELMUT M. NELDNER                                            Director                     April 12, 1999
--------------------------------------------
               Helmut M. Neldner


/s/    WALTER B. O'DONOGHUE                                         Director                     April 12, 1999
--------------------------------------------
          Walter B. O'Donoghue, Q.C.


/s/    RONALD N. ROBERTSON, Q.C.                                    Director                     April 12, 1999
--------------------------------------------
          Ronald N. Robertson, Q.C.


/s/    MAUREEN J. SABIA                                             Director                     April 12, 1999
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