Form 10-Q
period 1999-03-31
GULF CANADA RESOURCES LTD
filed 1999-05-17
CIK 316456

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION PERIOD REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 316456

                            ------------------------

                         GULF CANADA RESOURCES LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    CANADA                                       98-0086499
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                               ONE NORWEST CENTER
                        1700 LINCOLN STREET, SUITE 5000
                          DENVER, COLORADO 80203-4525
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                            TELEPHONE (303) 813-3800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [ ] No

     On May 10, 1998, there were 348,970,344 ordinary shares issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GULF CANADA RESOURCES LIMITED

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I   FINANCIAL INFORMATION:

  Item   Unaudited Consolidated Financial Statements
     1.                                                                    2-12
  Item   Management's Discussion and Analysis of Financial Condition
     2.  and Results of Operations                                        13-15

PART II  OTHER INFORMATION                                                16-19

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                        AND RETAINED EARNINGS (DEFICIT)

                                                                Three Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                1999         1998
(unaudited)                                                   ---------    ---------
                                                              (millions of dollars,
                                                                 except per share
                                                                     amounts)
EARNINGS (LOSS)
  REVENUES
  Net oil and gas...........................................    $  228       $  282
  Net gain on asset disposals...............................         0            5
  Other.....................................................        16           35
                                                                ------       ------
                                                                   244          322
                                                                ------       ------
  EXPENSES
  Operating -- production...................................        93          106
             -- other.......................................         6           24
  Exploration...............................................        22           43
  General and administrative................................        13           21
  Depreciation, depletion and amortization (note 1).........       116          144
  Finance charges, net......................................        67           58
  Income tax expense (recovery) (note 1)....................       (26)         (26)
  Minority shareholders' interest...........................        (1)          (3)
                                                                   290          367
                                                                ------       ------
  EARNINGS (LOSS) FOR THE PERIOD............................    $  (46)      $  (45)
                                                                ======       ======
RETAINED EARNINGS (DEFICIT)
  BALANCE, BEGINNING OF PERIOD AS PREVIOUSLY REPORTED.......    $ (412)      $  181
  Retroactive restatement for new tax policy (note 1).......       (83)         (97)
  AS RESTATED...............................................      (495)          84
  Earnings (loss) for the period............................       (46)         (45)
  Dividends declared on preference shares...................        (8)          (7)
                                                                ------       ------
  BALANCE, END OF PERIOD....................................    $ (549)      $   32
                                                                ======       ======
PER SHARE INFORMATION
(Unaudited)
  CASH GENERATED FROM OPERATIONS............................    $ 0.19       $ 0.28
                                                                ======       ======
  BASIC EARNINGS (LOSS) (NOTE 1)............................    $(0.16)      $(0.15)
                                                                ======       ======

     Certain amounts for 1998 have been reclassified to conform with the presentation adopted for 1999.

     Cash generated from operations per share and earnings (loss) per share are after deduction of senior preference share dividends. These per share amounts were calculated based upon the following:

Ordinary shares outstanding (millions):
  Average during the quarter................................  349   347
  At March 31...............................................  349   349

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                1999         1998
                                                              --------     --------
(unaudited)                                                   (millions of dollars)
OPERATING ACTIVITIES
  EARNINGS (LOSS) FOR THE PERIOD............................   $ (46)       $ (45)
  NON-CASH ITEMS INCLUDED IN EARNINGS (LOSS):
     Depreciation, depletion and amortization...............     116          144
     Net gain on asset disposals............................       0           (5)
     Amortization of deferred foreign exchange losses.......      11            5
     Exploration expense....................................      22           43
     Future income taxes....................................     (29)         (32)
     Other..................................................       1           (5)
  CASH GENERATED FROM OPERATIONS............................      75          105
  Other long-term liabilities...............................     (28)           1
  Changes in non-cash working capital.......................     (29)         (68)
  Other, net................................................       0           (3)
                                                               -----        -----
                                                                  18           35
INVESTING ACTIVITIES
  Proceeds on asset disposals...............................      73           75
  Acquisitions..............................................       0          (16)
  Capital expenditures and exploration expenses.............    (115)        (265)
  Changes in non-cash working capital.......................     (63)           3
  Other, net................................................     (10)          (9)
                                                               -----        -----
                                                                (115)        (212)
DIVIDENDS
  Regular dividends declared on preference shares...........      (8)          (7)
                                                               -----        -----
                                                                  (8)          (7)
FINANCING ACTIVITIES
  Short-term loans (repayments).............................     (47)          51
  Proceeds from issue of long-term debt.....................      20           97
  Long-term debt repayments.................................       0          (10)
  Issue of equity...........................................       0           57
                                                               -----        -----
                                                                 (27)         195
  INCREASE (DECREASE) IN CASH...............................    (132)          11
  CASH AT BEGINNING OF PERIOD...............................     349          188
                                                               -----        -----
  CASH AT END OF PERIOD(1)..................................   $ 217        $ 199
                                                               =====        =====

---------------
(1) Comprises cash and short-term investments

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                              March 31,     December 31,
                                                                1999            1998
(unaudited)                                                   ---------     ------------
                                                                (millions of dollars)
ASSETS
  CURRENT
  Cash and short-term investments...........................   $  217          $  345
  Cash restricted in use....................................       11               4
  Accounts receivable.......................................      248             268
  Future income taxes (note 1)..............................       10              19
  Other.....................................................      155             133
                                                               ------          ------
                                                                  641             769
  INVESTMENTS, DEFERRED CHARGES AND OTHER ASSETS............      300             325
  PROPERTY, PLANT AND EQUIPMENT (NOTE 1)....................    5,048           5,222
                                                               ------          ------
                                                               $5,989          $6,316
                                                               ======          ======
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT
  Short-term loans..........................................   $    0          $   47
  Accounts payable..........................................      276             293
  Current portion of long-term debt.........................      240             215
  Current portion of other long-term liabilities............       32              57
  Other.....................................................      107             177
                                                               ------          ------
                                                                  655             789
  LONG-TERM DEBT............................................    2,289           2,331
  OTHER LONG-TERM LIABILITIES...............................      329             336
  FUTURE INCOME TAXES (NOTE 1)..............................      729             777
  MINORITY INTEREST.........................................      177             178
                                                               ------          ------
                                                                4,179           4,411
  SHAREHOLDERS' EQUITY
  Share capital
     Senior preference shares...............................      577             577
     Ordinary shares........................................    1,719           1,719
  Contributed surplus.......................................       35              35
  Retained earnings (deficit) (note 1)......................     (549)           (495)
  Foreign currency translation adjustment...................       28              69
                                                               ------          ------
                                                                1,810           1,905
                                                               ------          ------
                                                               $5,989          $6,316
                                                               ======          ======

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (MILLIONS OF DOLLARS)

1.  ACCOUNTING CHANGE

     Effective January 1, 1999, Gulf adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to accounting for income taxes. Under the new recommendations, the liability method of tax allocation is used, based on differences between financial reporting and tax bases of assets and liabilities. Previously, the deferral method was used, based on differences in the timing of reporting income and expenses in financial statements and tax returns.

     This change has been applied retroactively, and the 1998 financial statements have been restated accordingly. The effect of this change on the identifiable assets of each segment is to increase North America oil and gas, Syncrude, Indonesia and other international by $310 million, $25 million, $131 million and $139 million, respectively, at March 31, 1999, and $315 million, $25 million, $133 million and $142 million, respectively, at December 31, 1998. The effect of this change on the consolidated statements of earnings (loss) and financial position was as follows:

                                                                  Increase (decrease)
                                                              ----------------------------
                                                                   Three months ended
                                                                       March 31,
                                                              ----------------------------
                                                                 1999            1998
                                                              -----------   --------------
                                                              (millions of dollars, except
                                                                   per share amounts)
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
Depreciation, depletion and amortization....................     $   7           $  12
Income tax expense (recovery)...............................       (24)            (14)
Earnings (loss) for the period..............................        17               2
Retained earnings (deficit), beginning of period............       (83)            (97)
Retained earnings (deficit), end of period..................       (66)            (95)
Earnings per share..........................................      0.05            0.01

                                                              March 31,   December 31,
                                                                1999          1998
                                                              ---------   ------------
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Property, plant and equipment -- net........................    $605          $615
Future income taxes.........................................     671           698
Retained earnings (deficit).................................     (66)          (83)

2.  SEGMENT INFORMATION

                                            North America                      International
                               ---------------------------------------   -------------------------
                               Oil and Gas    Syncrude        Other       Indonesia       Other         Total
                               -----------   -----------   -----------   -----------   -----------   -----------
                               1999   1998   1999   1998   1999   1998   1999   1998   1999   1998   1999   1998
                               ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
Revenues.....................  124    164     34     31     6      26     47     29     33     67    244    317
Expenses.....................  126    175     27     29     3      20     46     36     35     57    237    317
                               ---------------------------------------    -------------------------------------
                                (2)   (11)     7      2     3       6
                                                                           1     (7)    (2)    10      7      0
                               ---------------------------------------    -------------------------------------
                               ---------------------------------------    -------------------------------------
Net gain on asset
  disposals..................
                                                                                                       0     (5)
General and administrative...
                                                                                                      13     21
Finance charges, net.........
                                                                                                      67     58
Income tax expense
  (recovery).................
                                                                                                     (26)   (26)
Minority shareholders'
  interest...................
                                                                                                      (1)    (3)
----------------------------------------------------------------------------------------------------------------
Earnings (loss) for the
  period.....................                                                                        (46)   (45)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

     THE FOLLOWING NOTES 3 THROUGH 6 HAVE BEEN PREPARED IN ACCORDANCE WITH U.S. QUARTERLY REPORTING REQUIREMENTS.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to the shareholders. The unaudited financial statements contained herein are prepared in accordance with Canadian generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year.

4.  CONTINGENCIES AND OTHER MATTERS

     As part of Gulf's upstream operations and as a result of certain discontinued downstream operations, Gulf has ongoing site restoration and remediation responsibilities. Site restoration costs within upstream operations involve the surface clean-up and reclamation of wellsites and field production facilities to ensure that they can be safely returned to appropriate alternative land uses. In addition, over the long term, certain plant facilities will require decommissioning which will involve dismantling of facilities as well as the decontamination and reclamation of these lands. Total anticipated future costs (including plugging and abandoning of wells), given Gulf's current inventory of wells and facilities including Syncrude, is in the order of $602 million over the next twenty years. Gulf has accrued $159 million ($11 million as current) for future upstream site restoration costs and continues to accrue these costs on the basis described in the summary of significant accounting policies.

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

5.  RECLASSIFICATIONS

     Certain amounts for 1998 have been reclassified to conform with the presentation adopted for 1999.

6. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP") AND ADDITIONAL DISCLOSURES REQUIRED BY U.S. GAAP

     If U.S. GAAP had been followed, the earnings (loss) and loss per ordinary share would have been as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
LOSS FROM CONTINUING OPERATIONS, as reported................    $  (46)      $  (45)
Adjustments:
  New asset values(a1)......................................         0          (46)
  Interest rate swap(b).....................................       (24)          (2)
  Foreign exchange(c).......................................        45           20
  Termination benefits(d)...................................       (10)          (7)
  Asset impairments(e)......................................         6            0
  Income tax (expense) recovery(f)..........................       (52)          31
                                                                ------       ------
LOSS FROM CONTINUING OPERATIONS, as adjusted................       (81)         (49)
Cumulative effect of accounting change(g)...................       (80)           0
                                                                ------       ------
LOSS FOR THE PERIOD, as adjusted............................      (161)         (49)
Cumulative dividends on senior preference shares............        (8)          (7)
                                                                ------       ------
LOSS TO ORDINARY SHAREHOLDERS...............................    $ (169)      $  (56)
                                                                ======       ======

PER ORDINARY SHARE, as adjusted                                     (DOLLARS)

-- Loss from continuing operations before cumulative effect
   of accounting change.....................................    $(0.25)      $(0.16)
-- Cumulative effect of accounting change...................     (0.23)           0
-- Loss for the period......................................     (0.48)       (0.16)

                                                               (MILLIONS OF DOLLARS)

COMPREHENSIVE INCOME (LOSS)(j)..............................    $  (41)      $   13
PRO FORMA LOSS REFLECTING ACCOUNTING CHANGE(g)..............                    (47)

     The Consolidated Statements of Cash Flows presented under Canadian GAAP comply with International Accounting Standard 7.

     If U.S. GAAP were followed, amounts on the Consolidated Statements of Financial Position would be increased (decreased) as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                (MILLIONS OF DOLLARS)
ASSETS
Accounts receivable(b)......................................    $   9          $ 15
Current deferred income taxes(a2)...........................        0             9
Investments, deferred charges and other assets(b)(c)........       39            (4)
Property, plant and equipment(a1)(e)........................     (117)          336
                                                                -----          ----
                                                                $ (69)         $356
                                                                =====          ====
LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of other long-term liabilities(b)...........    $   0          $(24)
Other current liabilities(a2)(b)(d).........................        1             2
Long-term debt(b)...........................................      200           200
Other long-term liabilities(h)(i)...........................       66            66
Deferred income taxes.......................................      (93)          317
Share capital, ordinary shares(a1)..........................        0           (89)
Deficit.....................................................     (218)          (91)
Foreign currency translation adjustment(j)..................      (28)          (69)
Accumulated other comprehensive income(j)(k)................        3            44
                                                                -----          ----
                                                                $ (69)         $356
                                                                =====          ====

     The financial statements have been prepared in accordance with accounting principles generally accepted in Canada which, in the case of Gulf, conform in all material respects with those in the United States except that:

     (a) Prior to January 1, 1999 the financial statements would reflect the following effects of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Effective January 1, 1999 such differences have been eliminated (see note "g" below).

        1. Gulf's initial application of SFAS 109 required a restatement, to pre-tax amounts, of the new asset values reflected in the accounts in connection with the change of control in 1986 of Gulf Canada Limited and the acquisition of new subsidiaries. This restatement, along with differences between the tax bases and recorded amounts of other asset transfers, resulted in property, plant and equipment (PP&E) and deferred income taxes both being $458 million higher than under Canadian generally accepted accounting principles ("Canadian GAAP") at December 31, 1998. These differences are amortized to earnings over the lives of the related assets. The application of previous accounting standards at the time of the change in control resulted in ordinary share capital being lower by $89 million at December 31, 1998.

        2. Measurement and presentation of deferred income taxes according to SFAS 109 would result in recording current and non-current deferred tax assets and liabilities, for a net decrease in the deferred tax liability of $5 million at December 31, 1998.

     (b) A special purpose entity has $200 million 11 per cent public debentures issued and outstanding which mature on October 31, 2000, and assets consisting of a $200 million oil indexed debenture maturing on October 31, 2000 and an interest rate swap. These are not included in Gulf's statement of financial position, but under U.S. GAAP would have been included in long-term debt and investments and other assets, respectively. Earnings include amortization of a provision for losses on a related swap agreement of $24 million for the three months ended March 31, 1999 and $2 million for the three months ended March 31, 1998.

     (c) Unrealized gains or losses arising on translation of long-term liabilities repayable in foreign funds would be included in earnings in the period in which they arise under U.S. GAAP. The balances of such deferred losses were $161 million at March 31, 1999 and $206 million at December 31, 1998.

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

     (e) U.S. GAAP requires that impaired assets be written down to fair value, rather than undiscounted future cash flows from use. Accordingly, Gulf would have recognized an additional write-down of $123 million in 1998, and $6 million lower depreciation, depletion and amortization expense in the three months ended March 31, 1999.

     (f) The income tax provision for U.S. GAAP in the three months ended March 31, 1999 includes an increase of $43 million in the valuation allowance against deferred tax assets.

     (g) Effective January 1, 1999 Gulf adopted Canadian standards for accounting for income taxes substantially identical to those of SFAS
         109. The method and assumptions used to apply the new standards in the Canadian GAAP financial statements, however, differ in some respects from those applied previously under SFAS 109. The U.S. GAAP financial statements reflect application of these standards consistent with the Canadian GAAP financial statements, and as permitted by SFAS 109, prospectively from January 1, 1999. The cumulative effect of this change on retained earnings is included in the loss for the three months ended March 31, 1999. The effect of this change in the current period is to increase the loss from continuing operations by $1 million.

     (h) Under U.S. GAAP, the costs of providing all forms of post-retirement benefits to employees would be recognized during the active service lives of the employees rather than expensed as incurred. The accumulated post-retirement benefit obligation at March 31, 1999 and at December 31, 1998 is estimated to be $43 million using a discount rate of 6 per cent. There is no material difference between the net periodic service cost under U.S. GAAP and the pay-as-you-go amount under Canadian GAAP for the three-month periods ended March 31, 1999 and 1998.

     (i) Under U.S. GAAP, as at March 31, 1999 and December 31, 1998, an additional minimum pension liability of $23 million must be accrued for the deficit between the market value of the Company's pension plan assets and its accumulated benefit obligations.

     (j) For U.S. GAAP the foreign currency translation adjustment arising upon consolidation of self-sustaining foreign subsidiaries is included in other comprehensive income.

     (k) Under U.S. GAAP an unrealized holding loss on equity securities of $19 million recognized in 1998 would be reported in other comprehensive income rather than earnings.

SUPPLEMENTARY INFORMATION

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
                                                                      (Unaudited)
VOLUMES SOLD FROM RETAINED PROPERTIES(1) (gross/net)
Crude oil and natural gas liquids (thousands of barrels per
  day)
  North America
     Conventional light crude oil...........................    26.5/22.8       29.8/24.7
     Conventional heavy crude oil...........................    15.0/13.7       18.8/17.2
     Syncrude oil...........................................    20.0/20.0       16.1/16.1
     Other natural gas liquids..............................    12.8/ 9.3       15.8/12.2
                                                              -----------     -----------
                                                                74.3/65.8       80.5/70.2
                                                              -----------     -----------
  International
     Indonesia..............................................    22.0/18.4       21.1/17.5
     Netherlands............................................     4.6/ 4.6        0.3/ 0.3
     Australia..............................................     4.1/ 4.1        1.7/ 1.6
                                                              -----------     -----------
                                                                30.7/27.1       23.1/19.4
                                                              -----------     -----------
Total liquids...............................................   105.0/92.9      103.6/89.6
                                                              ===========     ===========

Natural gas (millions of cubic feet per day)
  North America.............................................     309/ 254         311/245
  Indonesia.................................................     140/ 134            0/ 0
  Netherlands...............................................     63/   63           71/70
  Australia.................................................     18/   15            7/ 7
                                                              -----------     -----------
Total natural gas...........................................     530/ 466         389/322
                                                              ===========     ===========
Total (thousands of boe/day)(2).............................  172.7/153.6     147.7/126.9
                                                              ===========     ===========
VOLUMES SOLD FROM DIVESTED PROPERTIES(1)(2) (gross/net)
  (thousands of boe/day)
  North America conventional................................    5.4/  4.5       18.8/15.2
  United Kingdom............................................    0.0/  0.0       19.7/18.8
  Other international.......................................    0.0/  0.0        4.6/ 3.2
                                                              -----------     -----------
Total (thousands of boe/day)(2)(3)..........................    5.4/  4.5       43.1/37.2
                                                              ===========     ===========
TOTAL VOLUMES SOLD (thousands of boe/day)...................  178.1/158.1     190.8/164.1
---------------
(1) "Gross" sales include royalties; "net" sales are after
    royalties. Volumes exclude:
     -- inventory drawdown/(build-up).......................   (3.7)             0.9
(2) North American gas converted @ 10:1, International @ 6:1
(3) Crude oil and natural gas liquids (thousands of barrels
  per day)..................................................    3.7/  3.0       31.6/27.4
     Natural gas (millions of cubic feet per day)...........     17/   15          100/83

SUPPLEMENTARY INFORMATION

                                                                Three Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                   (Unaudited)
                                                              (millions of dollars)
GROSS AVERAGE PRICES
Crude oil and natural gas liquids (dollars per barrel)
  North America
     -- Conventional light crude oil........................     17.43        19.57
     -- Conventional heavy crude oil........................     13.48         6.00
     -- Syncrude oil........................................     19.03        21.41
     -- Other natural gas liquids...........................     11.27        17.97
  International
     -- Indonesia...........................................     17.52        19.13
     --United Kingdom.......................................        --        18.37
     --Other international..................................     14.58        12.94
  Average
     -- unhedged............................................     16.22        17.29
     -- hedged..............................................     15.61        18.55
Natural gas (dollars per thousand cubic feet)
  North America
     -- unhedged............................................      2.16         1.94
     -- hedged..............................................      2.19         1.94
  Indonesia.................................................      1.54           --
  Other international.......................................      2.60         3.36
  Average
     -- hedged..............................................      2.09         2.23
                                                                ------       ------
AVERAGE EXCHANGE RATES (Cdn$1)..............................    $0.662       $0.699
                                                                ------       ------
NET OIL AND GAS REVENUE
  Crude oil and natural gas liquids
  North America
     -- Conventional light crude oil........................    $   41       $   81
     -- Conventional heavy crude oil........................        18           11
     -- Syncrude oil........................................        34           31
     -- Condensate..........................................         7           14
     -- Other natural gas liquids...........................         7           15
  Indonesia.................................................        35           36
  United Kingdom............................................         0           34
  Other international.......................................        11            4
                                                                ------       ------
                                                                   153          226
                                                                ------       ------
Natural gas
  North America.............................................        65           68

                                                                Three Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                   (Unaudited)
                                                              (millions of dollars)
  Indonesia.................................................        19            0
  Netherlands...............................................        15           25
  Other international.......................................         4            5
                                                                ------       ------
                                                                   103           98
                                                                ------       ------
Sulphur.....................................................        (1)           1
                                                                ------       ------
                                                                   255          325
Less: Royalties
  North America
     -- Conventional........................................       (21)         (34)
     -- Syncrude............................................         0            0
  Indonesia.................................................        (7)          (7)
  Other international.......................................         1           (2)
                                                                ------       ------
NET OIL AND GAS REVENUE.....................................    $  228       $  282
                                                                ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical facts included in this document, including those regarding the timing of projects, successful conclusion of current negotiations, proposed drilling programs and the results thereof, commodity price expectations and expected results of cost cutting initiatives. Although Gulf believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from Gulf's expectations. All subsequent written and oral forward-looking statements attributable to Gulf or persons acting on its behalf are expressly qualified by the cautionary statements.

CASH GENERATED FROM OPERATIONS AND EARNINGS

CASH GENERATED

     Gulf's cash generated from continuing operations for the three months ended March 31, 1999 was $75 million, representing a $30 million decline over the same period last year. Approximately $10 million of the decline is explained by a tax adjustment recognized in 1998.

     Cost reductions of $34 million substantially reduced the impact of a $54 million decline in net oil and gas revenue.

  Net oil and gas revenues

     Net oil and natural gas revenues for the three months ended March 31, 1999 of $228 million represents a decrease of $54 million or 19 per cent from revenues of $282 million for the first three months of 1998. Lower revenues were largely due to a seven per cent decline in sales volumes and a 16 per cent decline in liquids prices.

     First quarter sales volumes averaged 178,100 boe/d, down approximately 12,700 boe/d or seven per cent from sales of 190,800 boe/d during the same period in 1998. The decrease is largely attributable to asset sales that raised $1.2 billion in 1998 and a further $73 million cash in the first quarter of 1999. Properties divested between January 1, 1998 and March 31, 1999 produced an average of 5,400 boe/d in the first quarter of 1999 and were 37,700 boe/d below 1998 levels.

     Sales from properties retained in Gulf's portfolio as of March 31, 1999 averaged 172,700 boe/d during the quarter, up 25,000 boe/d or 17 per cent from 147,700 boe/d a year earlier. This increase is due to the fourth quarter start-up of the Corridor Gas Project, higher volumes from Syncrude and other additions. Gulf also added 3,700 boe/d to inventories during the first quarter, which are not reflected in sales volumes.

     The average price of WTI crude oil fell 18 per cent from US$15.95 in 1998 to US$13.06 in 1999. The average hedged liquids price received during the first three months of 1999 of $15.61 per barrel was 16 per cent below the price received in 1998. Gulf's realized price did not decrease as much as WTI due largely to sharply reduced heavy oil differentials and a weaker Canadian dollar. Corporate wide natural gas price declined from $2.23 per mcf to $2.09 per mcf as increases in North American prices were more than offset by lower priced volumes from Indonesia.

  Cash expenses

     Improved production operating expenses contributed $13 million to the overall cost reduction with the average cost per boe declining six per cent from $6.17 in the first quarter of 1998 to $5.80 per boe in the first quarter 1999. The primary reasons for the lower unit operating costs were the addition of relatively low cost gas volumes in Indonesia, significantly reduced heavy oil operating costs and reduced Syncrude maintenance.

In addition, Western Canada conventional costs were relatively flat in spite of increased gas processing costs related to the 1998 sale of 50 per cent of the Company's midstream assets.

     Cash general and administrative expenses of $14 million or $0.87 per boe were $7 million or $0.35 per boe better than the first quarter of 1998 due to benefits from the Company's restructuring program such as the sale of its aircraft, improved building lease arrangements and other cost reduction initiatives. Note that 1998 included severance and other one-time items of approximately $2 million.

     Other revenue net of other operating expenses of $10 million was approximately $1 million below 1998.

     Cash finance charges of $52 million were $2 million lower than the comparable period in 1998. The impact of lower outstanding net debt during the 1999 period is only partially reflected in the year over year comparison as a weaker Canadian dollar increased interest expense in 1999. In addition $5 million of Corridor project interest was capitalized in the 1998 period.

     Excluding the one time income tax adjustment referred to above, cash income taxes declined from $16 million in 1998 to $3 million in 1999.

EARNINGS

     The $46 million loss after tax in 1999 compares to a $45 million loss last year.

  Non-cash expenses

     Finance charges in the first quarter of 1999 included $11 million for the amortization of deferred translation losses compared to $5 million for the comparable period in 1998. The increase in 1999 relates primarily to a weaker Canadian dollar during the first quarter of 1999 as compared to the first quarter of 1998.

     Exploration expenses of $22 million in 1999 were $21 million lower than 1998 as a result of lower exploration spending during 1999.

     Depreciation, depletion and amortization expense was $116 million or $7.24 per boe in the first quarter of 1999 compared to $144 million or $8.39 per boe during the comparable 1998 period. The 1999 period includes a $7 million expense ($12 million in 1998) related to the Company adopting new recommendations of the Canadian Institute of Chartered Accountants (CICA) with respect to accounting for income taxes. The primary reasons for the decline in costs per boe are the sale of relatively high cost United Kingdom properties and the addition of relatively low cost natural gas volumes in Indonesia.

     The deferred tax recovery was $29 million during the first quarter of 1999 as compared to a recovery of $32 million during the first quarter of 1998. The 1999 period includes a $7 million recovery ($12 million in 1998) related to the Company adopting new recommendations of the CICA with respect to accounting for income taxes.

NET CASH FLOW AND FINANCIAL POSITION

     During the quarter, Gulf generated cash from operations of $75 million and received $73 million from asset sales for total cash inflows before financing activities of $148 million.

     Capital and exploration expenditures were $115 million. Additionally, Gulf spent $24 million to settle an obligation under a swap arrangement, $44 million to meet interest obligations, $8 million for dividends on preferred shares and an additional $62 million primarily to settle outstanding payables in Indonesia. Total expenditures before financing activities were $253 million.

     Gulf's expenditures exceeded cash inflows before financing by $105 million; however, net debt only increased by $57 million due to the positive impact of a stronger Canadian dollar as at March 31, 1999 as compared to December 31, 1998.

     At quarter end, the Company had a cash balance of $228 million and a current portion of long-term debt of $240 million of which $215 million will be paid in 1999. In addition, the Company has negotiated an additional asset sale that is expected to generate proceeds of approximately $50 million in the second quarter.

     The Company is currently allocating $300 million for capital expenditures this year. Expenditures were weighted toward the first quarter when spending totaled $115 million. If the year brings a sustained turnaround in oil prices above a US$12.00 per barrel WTI scenario, additional cash may be applied to further reduce outstanding debt or accelerate capital projects planned for 2000.

     As at April 30, 1999 Gulf has put on oil price hedges that lock-in an average WTI price of US$15.87 on 13,100 barrels per day for the remaining three quarters of the year.

YEAR 2000

     The Company is devoting significant resources throughout its business operations to the Year 2000 issue. The Company's goal is business continuity and sustained operations beyond December 31, 1999, without significant disruption or material financial impact resulting from the Year 2000 issue. During 1999, the Company will continue to address its critical information technology and non-information technology internal systems along with expanding its efforts to understand its exposure to external Year 2000 risks from its key business partners, third-party vendors and customers, and where possible, to develop contingency plans to address any failures on their part to become Y2K ready. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions worldwide in areas where the Company relies on third party providers of power, telecommunications and transportation. As well, the Company's operations in Indonesia may be adversely affected by failures of third party vendors, refiners and customers to take adequate steps to address the Y2K problem. In recognition of the potential impacts in Indonesia, the Company has taken steps to identify alternate providers of goods and services, along with selecting alternative markets to address concerns with refining and customers. While such failures could affect the operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. The Company is, however, currently developing contingency plans to mitigate any material impact on the Company's business.

     The Company has incurred to date costs of approximately $4.3 million, related to its Y2K project. The estimated additional costs to complete the project are currently expected to be $5.4 million. A significant portion of these costs have been or will be incurred for the replacement of non-compliant equipment, with some of these costs being shared by the Company's partners. All of the Company's costs for the Y2K project are being paid out of operating expenses.

     The Company may revise the timing and focus of its efforts to address the Year 2000 problem from time to time as new issues are identified. The description of the Company's efforts involves estimates and projections derived using numerous assumptions of future events including continued access to key resources. The Company cannot guarantee that these estimates will be achieved, and actual results could differ materially from the plans, as it is impossible to predict the cost and availability of materials and resources as the year 2000 approaches.

     A more complete statement can be obtained from Gulf's website www.gulf.ca

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

EXHIBIT
-------
 3.1     --   Articles of Incorporation of Gulf Canada Resources Limited
              (incorporated by reference to Exhibit 3.1 of the Company's
              10-Q filed for quarter ended June 30, 1997, filed August 14,
              1997)
 3.2     --   Bylaws of Gulf Canada Resources Limited (incorporated by
              reference to Exhibit 3.2 of the Company's 10-Q for quarter ended June 30, 1997, filed August 14, 1997)
 4.1     --   Indenture dated July 1, 1989 between the Company and Chase
              Manhattan Bank pertaining to the Company's 9% debentures due
              1999 (incorporated by reference to the Company's
              Registration Statement on Form F-10, Registration No.
              33-30138)
 4.2     --   Indenture dated January 27, 1994 between the Company and The
              Bank of New York pertaining to the Company's 9.25% Senior
              Subordinated Debentures due 2004 (incorporated by reference to the Company's Registration Statement on Form F-10,
              Registration No. 33-73252)
 4.3     --   Indenture dated July 5, 1995 between the Company and The
              Bank of New York pertaining to the Company's 9.625% Senior
              Subordinated Debentures due 2005 (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on
              Form F-10, Registration No. 33-93452)
 4.4     --   Indenture dated August 7, 1997 between the Company and The
              Bank of New York pertaining to the Company's 8.35% Senior
              Notes payable 2006 (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on Form F-10,
              Registration No. 333-5332)
 4.5     --   Indenture dated March 21, 1997 between the Company and The
              Bank of New York pertaining to the Company's 8.25% Senior
              Notes payable 2017 (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on Form F-10,
              Registration No. 333-6608)
 4.6     --   Incentive Stock Plan 1994 (incorporated by reference to
              Exhibit 10.3 to the Company's Form 10-Q for the quarter
              ended June 30, 1997, filed August 14, 1997)
 4.7     --   Form of Indenture (incorporated by reference to Exhibit 7.1 to the Company's Registration Statement on Form F-10,
              Registration No. 333-7802)

EXHIBIT
-------
 4.8     --   First Supplemental Indenture dated November 16, 1998 between the Company and the Bank of New York pertaining to the
              Company's 8 3/8% Senior Notes payable 2005 (incorporated by reference to Exhibit 7.2 to the Company's Current Report on
              Form 8-K).
10.1     --   Loan Agreement dated July 18, 1997 with a syndicate of banks
              (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997,
              filed August 14, 1997)
10.2     --   Employment Agreement, dated February 1996 with Mr.
              Auchinleck (incorporated by reference to the Company's Form
              10-K for the fiscal year ended 1997, filed March 30, 1998)
10.3     --   Employment Agreement, dated January 1995 with Mr. Glick
              (incorporated by reference to the Company's Form 10-K for
              the fiscal year ended 1997, filed March 30, 1998)
10.4     --   Employment Agreement, dated February 1996 with Mr. Feuchuk
              (incorporated by reference to the Company's Form 10-K for
              the fiscal year ended 1997, filed March 30, 1998)
10.5     --   Amending Agreement dated February 19, 1998 to the Employee
              Agreement dated February 1996 with Mr. Auchinleck
              (incorporated by reference to Exhibit 10.5 to the Company's
              Form 10-K/A for the fiscal year ended 1998 filed April 15,
              1999.)
10.6     --   Amending Agreement dated February 19, 1998 to the Employment
              Agreement dated January 1995 with Mr. Glick (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K/A for the fiscal year ended 1998 filed April 15, 1999.)
10.7     --   Amending Agreement dated February 19, 1998 to the Employment
              Agreement dated February 1996 with Mr. Feuchuk (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K/A
              for the fiscal year ended 1998 filed April 15, 1999.)
10.8     --   Employment Agreement, dated June, 1998 with Mr. Sykes
              (incorporated by reference to Exhibit 10.8 to the Company's
              Form 10-K/A for the fiscal year ended 1998 filed April 15,
              1999.)
10.9     --   Employment Agreement, dated September 1997 with Mr. Hrap
              (incorporated by reference to Exhibit 10.9 to the Company's
              Form 10-K/A for the fiscal year ended 1998 filed April 15,
              1999.)
10.10    --   Amending Agreement dated February 19, 1998 to the Employment
              Agreement dated September 1997 with Mr. Hrap (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K/A for the fiscal year ended 1998 filed April 15, 1999.)
10.11    --   Employment Agreement, dated September 1997 with Mr. Manner
              (incorporated by reference to Exhibit 10.11 to the Company's
              Form 10-K/A for the fiscal year ended 1998 filed April 15,
              1999.)
10.12    --   Amending Agreement dated February 19, 1998 to the Employment
              Agreement dated September 1997 with Mr. Manner (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K/A for the fiscal year ended 1998 filed April 15, 1999.)
10.13    --   Employment Agreement, dated September 1997 with Ms. Walker
              (incorporated by reference to Exhibit 10.13 to the Company's
              Form 10-K/A for the fiscal year ended 1998 filed April 15,
              1999.)
10.14    --   Amending Agreement dated February 19, 1998 to the Employment
              Agreement dated September 1997 with Ms. Walker (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A for the fiscal year ended 1998 filed April 15, 1999.)

EXHIBIT
-------
10.15    --   Loan Agreement dated September 18, 1998 with a syndicate of banks (incorporated by reference to Exhibit 10.15 to the
              Company's Form 10-K/A for the fiscal year ended 1998 filed
              April 15, 1999.)
27       --   Financial Data Schedule (see attached)

     b.  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GULF CANADA RESOURCES LIMITED

                                          By:   /s/ RICHARD H. AUCHINLECK
                                            ------------------------------------
                                                   Richard H. Auchinleck
                                                  Chief Executive Officer
                                                 (duly authorized officer)

                                          By:      /s/ DENNIS FEUCHUK
                                            ------------------------------------
                                                       Dennis Feuchuk
                                                Vice President & Controller
                                                  Chief Accounting Officer
                                                 (duly authorized officer)

Date:  May 11, 1999